Form 10-Q
period 1996-03-31
JAYHAWK ACCEPTANCE CORP
filed 1996-05-13
CIK 919988

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996

                         Commission File Number 0-26410


                       JAYHAWK ACCEPTANCE CORPORATION
                       ------------------------------
            (Exact name of registrant as specified in its charter)


             Texas                                        75-2486444
- - -------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                       identification no.)

Two Galleria Tower
13455 Noel Road, Suite 1800, Dallas, TX                     75240
- - ---------------------------------------                ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (214)  663-1000
                                                       ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     X       No
                                      ------        ------


            At May 8, 1996, the latest practicable date, there were 23,866,897 shares of Common Stock, $.01 par value, outstanding.



                         See exhibit index on page 14.

                         JAYHAWK ACCEPTANCE CORPORATION
                         ------------------------------
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     --------------------------------------



PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.           Financial Statements                                                                Page

                  Consolidated Balance Sheets at March 31, 1996 (Unaudited) and December 31, 1995..     3

                  Consolidated Statements of Income for the three months ended
                  March 31, 1996 and 1995 (Unaudited)..............................................     4

                  Consolidated Statement of Shareholders' Equity for the three months ended
                  March 31, 1996 (Unaudited).......................................................     5

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 1996 and 1995 (Unaudited)..............................................     6

                  Notes to Consolidated Financial Statements (Unaudited)...........................     7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................     8


PART II.   OTHER INFORMATION
- - ----------------------------
Item 6.           Exhibits and Reports on Form 8-K.................................................    12

SIGNATURES ........................................................................................    13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
- - -----------------------------


                         JAYHAWK ACCEPTANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                     ASSETS

                                                       March 31,   December 31,
                                                         1996          1995
                                                      -----------  ------------
                                                      (Unaudited)
Cash and cash equivalents........................       $    383       $    120
Restricted cash..................................         11,826             --

Installment contracts receivable.................        230,306        167,491
Allowance for credit losses......................         (3,594)        (2,308)
                                                        --------       --------
Installment contracts receivable, net............        226,712        165,183

Furniture, fixtures and equipment, net...........          5,923          5,004
Deferred income taxes............................          1,488          2,088
Other assets.....................................          1,941            978
                                                        --------       --------
Total assets.....................................       $248,273       $173,373
                                                        ========       ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities....       $  7,461       $  7,982
     Deferred dealer fees, net...................          2,483          2,052
     Dealer holdbacks, net.......................        108,336         82,373
     Revolving credit facility...................         43,205         32,386
     Secured notes payable.......................         36,352             --
                                                        --------       --------
Total liabilities................................        197,837        124,793

Shareholders' Equity:
     Common stock, $.01 par value;
      40,000,000 shares authorized; 20,510,296 and
      20,486,046 shares issued and outstanding
      at March 31, 1996 and December 31, 1995,
      respectively...............................            205            205
     Additional paid-in capital.............              47,273         47,461
     Retained earnings......................               2,958            914
                                                        --------       --------
Total shareholders' equity.......................         50,436         48,580
                                                        --------       --------
Total liabilities and shareholders' equity.......       $248,273       $173,373
                                                        ========       ========

                See notes to consolidated financial statements.

                         JAYHAWK ACCEPTANCE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)



                                        Three Months Ended
                                             March 31,
                                       --------------------
                                           1996     1995
                                       --------------------

Revenues:
  Finance charges..................       $ 8,161  $ 2,732
  Dealer fees......................         1,715      782
  Service contracts................           263       --
                                          -------  -------
                                           10,139    3,514

Costs and expenses:
  Sales and marketing..............         1,778      783
  Operating........................         2,991    1,434
  Provision for credit losses......           814      284
  Provision for service contract
   claims..........................           197       --
  Interest.........................         1,217      169
                                          -------  -------
                                            6,997    2,670
                                          -------  -------
Income before income taxes.........         3,142      844
Income taxes.......................         1,098      209
                                          -------  -------
Net income.........................       $ 2,044  $   635
                                          =======  =======
Net income per share...............       $   .10  $   .04
                                          =======  =======

Weighted average number of shares
 outstanding.......................        20,785   17,217
                                          =======  =======


                See notes to consolidated financial statements.

                         JAYHAWK ACCEPTANCE CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)



                                                             Preferred            Additional
                                                               Stock     Common     Paid-In    Retained
                                                              Series A    Stock     Capital    Earnings    Total
                                                            ----------- --------- ----------- ---------- --------

       Balance at December 31, 1995                           $   --        $205     $47,461     $  914    $48,580

       Costs associated with issuance of 3,000,000
         shares in public offering.....................           --          --        (277)        --       (277)


       Issuance of 24,250 shares of common stock
         upon exercise of stock options................           --          --          89         --          89


       Net income......................................           --          --          --      2,044       2,044
                                                              ---------     ----     -------     ------     -------

       Balance at March 31, 1996.......................       $   --        $205     $47,273     $2,958     $50,436
                                                              =========     ====     =======     ======     =======


                 See notes to consolidated financial statements.

                         JAYHAWK ACCEPTANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                1996                1995
                                                                             ---------            ---------
Cash flows from operating activities:
     Net income.......................................................        $  2,044              $   635
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization.................................             438                  145
        Provision for credit losses...................................             814                  284
        Provision for service contract claims.........................             197                   --
        Deferred income taxes.........................................             600                 (516)
        Changes in operating assets and liabilities:
          Other assets................................................              50                 (242)
          Accounts payable and accrued liabilities....................            (164)                 485
          Income taxes payable........................................            (352)                 725
          Deferred dealer fees, net...................................            (301)                 270
                                                                              --------             --------
Net cash provided by operating activities.............................           3,326                1,786

Cash flows from investing activities:
     Payments to dealers..............................................         (52,722)             (11,503)
     Collections of principal on installment
      contracts receivable............................................          15,857                5,413
     Capital expenditures.............................................          (1,355)                (784)
                                                                              --------             --------
Net cash used in investing activities.................................         (38,220)              (6,874)

Cash flows from financing activities:
     Net borrowings under line-of-credit agreement...................           10,819                4,500
     Net proceeds from the issuance of secured notes payable.........           24,526                   --
     Proceeds from sales of common stock, net........................             (188)                   6
                                                                              --------             --------
Net cash provided by financing activities............................           35,157                4,506
                                                                              --------             --------
Net increase (decrease) in cash and cash equivalents.................              263                 (582)
Cash and cash equivalents at the beginning of the period.............              120                6,124
                                                                              --------             --------
Cash and cash equivalents at the end of period.......................         $    383             $  5,542
                                                                              ========             ========

Supplemental disclosure of cash flow information:
     Cash paid for interest..........................................         $    909              $   120
                                                                              ========             ========
     Cash paid for income taxes......................................         $    850              $    --
                                                                              ========             ========


                See notes to consolidated financial statements.

                         JAYHAWK ACCEPTANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       Note 1 - Basis of Presentation

            The accompanying unaudited consolidated financial statements of Jayhawk Acceptance Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 27, 1996.

            On November 15, 1995, the Company entered into an agreement with First Extended Service Corporation ("First Extended") pursuant to which First Extended performs certain claims administration services on behalf of the Company with respect to extended service agreement programs the Company offers to its Dealers. Under the extended service agreement programs, the Dealer can sell a vehicle service product to a customer whose installment sales contract ("Contract" or "Installment Contract") is purchased by the Company, which reimburses the customer for certain repairs made to the vehicle securing the Contract. Upon its purchase of an extended service contract, the Company defers and amortizes the service contract fees and related costs on a straight-line basis over the term of the contract. A provision is also recorded for the estimated amount of service claims incurred over the Contract service period.

       Note 2 - Net Income per Share

            The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 20,784,997 and 17,216,900 for the three months ended March 31, 1996 and 1995, respectively. Incremental shares resulting from the issuance of convertible preferred stock and stock options issued prior to the Company's initial public offering have been included in the weighted average shares outstanding for 1995.

       Note 3 - Securitization

            On March 15, 1996, the Company completed its first securitization transaction. Pursuant to this transaction, the Company contributed Contracts having an aggregate principal balance of approximately $65 million and approximately $5 million in cash (which generally represents the amount of principal collected on such Contracts between January 15, 1996 and the closing of the securitization transaction) to a business trust wholly-owned by the Company (the "Trust"), and the Trust sold approximately $42 million aggregate principal amount of notes (the "Notes") in a private placement to institutional investors. The notes bear interest at a fixed rate of approximately 6% per annum and have a stated maturity of September 15, 1999. As a result of the structure of the transaction, the Company did not recognize any gain upon contributing the Contracts to the Trust and the Contracts will continue to be reflected in the Company's consolidated balance sheet.

            Proceeds of approximately $10.4 million from the sale of the Notes were deposited in an account (the "Pre-Funding Account") with the Trustee pursuant to an indenture (the "Note Indenture Trustee") and, subject to certain conditions, were to be released to the Company as additional Contracts meeting specified eligibility requirements were contributed to the Trust and pledged to the Note Indenture Trustee in an amount approximately equal to 45% of the principal amount of the Contracts so contributed and pledged. Any portion of the Pre-Funding Account not released to the Company on or before June 30, 1996 was to be used to prepay the Notes. Additional cash deposits of $1.4 million are pledged to the Note Indenture Trustee. These amounts are classified as restricted cash in the Company's consolidated balance sheet at March 31, 1996. On April 30, 1996, Contracts having an aggregate principal balance of approximately $23.3 million were contributed to the Trust and pledged to the Note Indenture Trustee and the funds in the Pre-Funding Account were released to the Company.

       Note 4 - Subsequent Events

            On April 10, 1996, the Company completed the public sale of 3,000,000 shares of its Common Stock (the "Offering"). The net proceeds from the Offering (approximately $36,570,000) were used to reduce borrowings under the Company's revolving credit facility. For further information about the Offering, refer to the Company's Registration Statement on Form S-1 (No. 333-02150).

              On May 2, 1996, the underwriters of the Offering exercised their overallotment option for 350,000 shares of the Company's Common Stock, the sale of which was completed on May 8, 1996. The net proceeds from the sale of these shares (approximately $4,301,500) were used to reduce borrowings under the Company's revolving credit facility.


       Item 2.    Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

       Results of Operations

       Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

            Total Revenue. Total revenue increased from $3,514,000 for the three months ended March 31, 1995 to $10,139,000 for the same period in 1996, an increase of $6,625,000 or 189%. The increase was primarily due to increased finance charges resulting from the increased number of Installment Contracts held in the Company's portfolio, and, to a lesser extent, a $242 (5.7%) increase in the average Contract size. Finance charges increased from $2,732,000 for the three months ended March 31, 1995 to $8,161,000 for the same period in 1996, an increase of $5,429,000 or 199%. The Company purchased 20,058 Installment Contracts during the three months ended March 31, 1996, an increase of 233% over the same period in 1995, and the Company's installment contracts receivable balance increased from $48,539,000 as of March 31, 1995 to $230,306,000 as of March 31, 1996, an increase of $181,767,000 or 374%. Dealer fees also contributed to the increase in total revenue. Dealer fees increased by $933,000 for the three months ended March 31, 1996 over the same period in 1995 or 119%. The number of dealers enrolled in the Company's program increased from 886 as of March 31, 1995 to 2,367 as of March 31, 1996, an increase of 1,481 dealers or 167%. The average annualized yield on the Company's portfolio decreased from 26% to 16% for the quarters ended March 31, 1995 and March 31, 1996, respectively. The decrease in the average annualized yield is primarily attributable to the longer average original term of Contracts purchased in the first quarter of 1996, when compared with the first quarter of 1995, and to a lesser extent, the higher percentage of non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio during the first quarter of 1996 when compared with the first quarter of 1995. Non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio increased from 18% at March 31, 1995 to 22% at March 31, 1996. This increase was due in part to an increase in the average age of the Contracts included within the portfolio between the respective periods. See "--Credit Loss Policy." Service contract revenue was $263,000 for the three months ended March 31, 1996. The Company recognized no service contract revenue during the three months ended March 31, 1995, as the Company did not offer the service contract program at that time.

            Sales and Marketing. Sales and marketing expenses increased from $783,000 for the three months ended March 31, 1995 to $1,778,000 for the same period in 1996, but decreased as a percentage of total revenue from 22% for the first quarter of 1995 to 18% for the first quarter of 1996. The dollar increase in sales and marketing expenses is primarily a result of the continued effort by the Company to expand the number of dealers participating in the Company's program. The decrease in sales and marketing expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

            Operating Expenses. Operating expenses increased from $1,434,000 for the three months ended March 31, 1995 to $2,991,000 for the same period in 1996, an increase of $1,557,000 or 109%, but decreased as a percentage of total revenue from 41% for the first quarter of 1995 to 29% for the first quarter of 1996. The dollar increase in operating expenses is primarily a result of the overall expansion in the Company's operations. The decrease in operating expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

            Provision for Credit Losses. The amount provided for credit losses increased from $284,000 for the three months ended March 31, 1995 to $814,000 for the same period in 1996, but stayed constant at 8% as a percentage of total revenue. See "--Credit Loss Policy."

            Provision for Service Contract Claims. The Company provided $197,000 for service contract claims for the three months ended March 31, 1996. No amount was provided for the three months ended March 31, 1995, as the Company did not offer the service contract program at that time.

            Interest Expense. Interest expense increased from $169,000 during the first quarter of 1995 to $1,217,000 during the same period in 1996. The increase was due to higher average borrowings used to fund operations and the purchase of Contracts. The Company anticipates that interest expense will increase to the extent borrowings are used to fund growth of the Company.

            Income Taxes. The Company's effective income tax rate was 35% for the three-month period ended March 31, 1996, as compared with an effective income tax rate of 25% for the same period in 1995.


       Installment Contracts Receivable

       Installment contracts receivable consist of the following (in thousands):


                                                       March 31,   December 31,
                                                         1996          1995
                                                       ---------   ------------

       Gross installment contracts receivable.......   $273,751       $198,397
       Unearned finance charges.....................    (43,445)       (30,906)
                                                       --------       --------
       Installment contracts receivable.............   $230,306       $167,491
                                                       ========       ========

       Changes in gross installment contracts
        receivable are as follows (in thousands):
                                                        Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                         1996          1995
                                                     ----------     ----------

       Balance, beginning of period.................   $198,397       $ 41,106
       Gross amount of installment contracts
        accepted....................................    108,588         23,623
       Cash collections on installment contracts
        receivable..................................    (25,180)        (8,017)
       Charge offs..................................     (8,054)           (58)
                                                       --------       --------
       Balance, end of period.......................   $273,751       $ 56,654
                                                       ========       ========

       The increase in charge-offs between the three months ended March 31, 1996 and the three months ended March 31, 1995 is primarily attributable to the increase in the average age of such Contracts, the growth in gross installment contracts receivable and the Company's charge-off policy. See "-- Credit Loss Policy."

       Dealer Holdbacks

       Dealer holdbacks, net, consist of the following (in thousands):


                                                 March 31,   December 31,
                                                    1996         1995
                                                 ---------   ------------

       Dealer holdbacks........................  $ 218,996       $158,746
       Less:  Acquisition payments.............   (110,660)       (76,373)
                                                 ---------       --------
       Dealer holdbacks, net...................  $ 108,336       $ 82,373
                                                 =========       ========

       Credit Loss Policy

            The Company regularly reviews its Installment Contracts receivable portfolio to determine the adequacy of its allowance for credit losses. Amounts provided for credit losses include the provision for credit losses, as well as an amount recorded upon the purchase of Installment Contracts.

            The level of related dealer holdbacks and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance. Credit loss experience, changes in the character, size and age of the installment contracts receivable portfolio and management's judgment are other factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs.

            The Company's non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio were 22% and 18% as of March 31, 1996 and March 31, 1995, respectively. The Company believes that this increase in non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio was due primarily to an increase in the average age of the Contracts included within its portfolio. Because the Company specifically targets used vehicle buyers who do not qualify for traditional financing, these non-accrual percentages are considered by the Company to be reasonable. The Company anticipates that as the average age of the Contracts included within its portfolio increases, the Company's non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio will increase.

       The following table sets forth certain information regarding charge-offs and the provision for credit losses (in thousands):


                                                                  Three Months Ended
                                                                      March 31,
                                                                  ------------------
                                                                    1996       1995
                                                                    ----       ----

      Gross installment contracts receivable charged off.......    $8,054     $  58
          Charged against dealer holdbacks.....................     6,443        47
          Charged against unearned finance charges.............     1,206         3
           Charged against allowance for credit losses.........       405         8

       Provision for credit losses.............................       814       284



            Revenue on installment contracts receivable is recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the Contract is repossessed, whichever occurs first. At such time, the Company suspends the accrual of revenue.

            Principal balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related dealer holdback and, if insufficient, the allowance for credit losses. Because any remaining outstanding Installment Contracts in the applicable dealer pool are available to recover acquisition payments paid upon the Company's purchase of Contracts included within such pool and as the acquisition payment generally approximates 50% of the principal amount of the Contract, the risk of loss to the Company is mitigated.

       Liquidity and Capital Resources

            The Company's principal need for capital is to fund acquisition payments to dealers upon its purchase of Installment Contracts. The Company's cash needs resulting from acquisition payments and the payment of dealer holdbacks to dealers increased from approximately $11.5 million for the three months ended March 31, 1995 to approximately $52.7 million for the three months ended March 31, 1996.

            The Company maintains a revolving credit facility, under which it may borrow up to $65 million, based on defined levels of qualified installment contracts receivable. Borrowings under the Company's revolving credit facility were approximately $32.4 million as of December 31, 1995 and, after applying approximately $23.8 million of the proceeds from the Company's securitization transaction completed on March 15, 1996 to repay borrowings under the facility, were approximately $43.2 million as of March 31, 1996. As of May 8, 1996 and after applying an aggregate of approximately $41.5 million of the proceeds from the public offering and sale of 3,350,000 shares of its Common Stock in the second quarter of fiscal 1996 and approximately $10.4 million released from the Pre-Funding Account established in connection with the securitization transaction completed in the first quarter of fiscal 1996 to repay borrowings under the facility, borrowings under the Company's revolving credit facility were approximately $10.2 million and the amount of the facility the Company had in excess of current borrowings was approximately $54.8 million. See Notes 3 and 4 of "Item 1. Financial Statements."

            To the extent the Company's acquisition payment to a Dealer upon purchase of a Contract continues to exceed the incremental amount of borrowings available under the Company's revolving credit facility with respect to such Contract, additional capital will be required to fund the Company's rapid growth. Such additional capital may be generated by either additional debt or equity financing. The Company believes that cash flow from collections on Installment Contracts and borrowings under its revolving credit facility will be adequate to fund the Company's operations through the end of the Company's current fiscal year at its current rate of growth.

       Seasonality

            The Company's operations are affected by higher delinquency rates during certain holiday periods, as well as higher sales of used vehicles during the annual period at the beginning of the calendar year when many persons are receiving state and federal tax refunds.

                          PART II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits:

                Exhibit Number   Description
                --------------   -----------

                    10.1 Sixth Amendment dated April 25, 1996 to Loan and Security Agreement dated April 4, 1995, between the Company and Fleet Capital Corporation

                    10.2 Subsequent Transfer Agreement dated April 30, 1996, between the Company, individually and as Servicer, Jayhawk Funding Trust I, as Issuer, Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota, National Association, as backup Servicer

                    11           Statement re Computation of Per Share Earnings

                    27           Financial Data Schedule


           (b) Reports on Form 8-K; No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES
                                  -----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   JAYHAWK ACCEPTANCE CORPORATION



       Date:  May 13, 1996    By:  /s/ Jerry W. Bayless
                                   --------------------
                                   Jerry W. Bayless
                                   Executive Vice President, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                      Description
- - --------------       ------------------------------------------

    10.1             Sixth Amendment dated April 25, 1996
                     to Loan and Security Agreement dated
                     April 4, 1995 between the Company and
                     Fleet Capital Corporation

    10.2             Subsequent Transfer Agreement dated
                     April 30, 1996, between the Company,
                     individually and as Servicer, Jayhawk
                     Funding Trust I, as Issuer, Norwest Bank
                     Texas, N.A., as Trustee, and Norwest Bank
                     Minnesota, National Association, as backup
                     Servicer

    11               Statement re Computation of Per Share
                     Earnings

    27               Financial Data Schedule