Form 10-Q
period 1996-06-30
JAYHAWK ACCEPTANCE CORP
filed 1996-08-14
CIK 919988

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                         Commission File Number 0-26410


                       JAYHAWK ACCEPTANCE CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           TEXAS                                             75-2486444
- ------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          identification no.)

TWO GALLERIA TOWER
13455 NOEL ROAD, SUITE 1800, DALLAS, TX                         75240
- ------------------------------------------               -------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (214)  663-1000
                                                         -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     X       No
                                         -


           At August 9, 1996, the latest practicable date, there were 23,873,750 shares of Common Stock, $.01 par value, outstanding.


                         See exhibit index on page 16.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     --------------------------------------



PART I.  FINANCIAL INFORMATION
- ------------------------------


ITEM 1.    FINANCIAL STATEMENTS                                                          PAGE
       Consolidated Balance Sheets at June 30, 1996 (Unaudited) and December 31, 1995...  3

       Consolidated Income Statements for the three and six months ended
       June 30, 1996 and 1995 (Unaudited)...............................................  4

       Consolidated Statement of Shareholders' Equity for the six months ended
       June 30, 1996 (Unaudited)........................................................  5

       Consolidated Statements of Cash Flows for the six months ended
       June 30, 1996 and 1995 (Unaudited)...............................................  6

       Notes to Consolidated Financial Statements (Unaudited)...........................  7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................................  8

PART II.  OTHER INFORMATION
- ---------------------------
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.......................... 14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................................. 14


SIGNATURES.............................................................................. 15
- ----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                             JUNE 30,     DECEMBER 31,
                                              1996          1995
                                          -----------   -------------
                                          (UNAUDITED)
Cash and cash equivalents.................  $    341       $    120
Restricted cash...........................     4,120             --

Installment contracts receivable..........   283,566        167,491
Allowance for credit losses...............    (4,784)        (2,308)
                                             -------       --------
Installment contracts receivable, net.....   278,782        165,183

Furniture, fixtures and equipment, net....     7,109          5,004
Deferred income taxes.....................        --          2,088
Income taxes receivable...................       563             --
Other assets..............................     2,749            978
                                            --------       --------
Total assets..............................  $293,664       $173,373
                                            ========       ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
          Accounts payable and accrued....  $  8,156       $  7,982
           liabilities
          Deferred dealer fees, net.......     2,478          2,052
          Dealer holdbacks, net...........   133,383         82,373
          Revolving credit facility.......    30,777         32,386
          Secured notes payable...........    24,468             --
                                            --------       --------
Total liabilities.........................   199,262        124,793

Shareholders' Equity:
          Common stock, $.01 par value;
            40,000,000 shares authorized;
            23,869,522 and 20,486,046
            shares issued and
            outstanding at
            June 30, 1996 and December
            31, 1995, respectively........       239            205
          Additional paid-in capital......    88,343         47,461
          Retained earnings...............     5,820            914
                                            --------       --------
Total shareholders' equity................    94,402         48,580
                                            --------       --------
Total liabilities and shareholders'
 equity...................................  $293,664       $173,373
                                            ========       ========

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTHS
                                                 ENDED       SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                         -----------------   ------------------
                                           1996      1995      1996     1995
                                         --------   ------   --------  --------
Revenues:
 Finance charges.........................  $10,077  $ 3,848   $18,238  $ 6,580
 Dealer fees.............................    1,822      797     3,537    1,579
 Service contracts.......................      606      ---       869      ---
                                           -------  -------   -------  -------
                                            12,505    4,645    22,644    8,159

Costs and expenses:
 Sales and marketing.....................    1,946      996     3,724    1,779
 Operating...............................    3,813    1,591     6,804    3,025
 Provision for credit losses.............      998      399     1,812      683
 Provision for service contract claims ..      235      ---       432      ---
 Interest................................    1,200      296     2,417      465
                                           -------  -------   -------  -------
                                             8,192    3,282    15,189    5,952
                                           -------  -------   -------  -------
Income before income taxes...............    4,313    1,363     7,455    2,207
Income taxes.............................    1,451      327     2,549      536
                                           -------  -------   -------  -------

Net income...............................  $ 2,862  $ 1,036   $ 4,906  $ 1,671
                                           =======  =======   =======  =======
Net income per share.....................     $.12     $.06      $.22     $.10
                                           =======  =======   =======  =======

Weighted average number of shares
 outstanding.............................   23,765   17,255    22,298   17,242
                                           =======  =======   =======  =======

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)




                                                   ADDITIONAL
                                           COMMON   PAID-IN    RETAINED
                                           STOCK    CAPITAL    EARNINGS   TOTAL
                                           ------  ----------  --------   -----

Balance at December 31, 1995..........  $   205     $47,461  $    914   $48,580

Issuance of 3,350,000 shares of
 common stock, net of costs...........      34       40,757       ---    40,791

Issuance of 33,476 shares of
 common stock upon exercise of
 stock options........................      ---         125       ---       125

Net income............................      ---         ---     4,906     4,906

                                        -------     -------  --------   -------
Balance at June 30, 1996..............  $   239     $88,343  $  5,820   $94,402
                                        =======     =======  ========   =======




                 See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        -------------------
                                                                                      1996               1995
                                                                                   ---------           ---------
Cash flows from operating activities:
 Net income.....................................................................   $  4,906          $   1,671
 Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization.................................................        989                335
  Provision for credit losses...................................................      1,812                683
  Provision for service contract claims.........................................        432                 --
  Deferred income taxes.........................................................      2,088               (913)
  Changes in operating assets and liabilities:
   Other assets.................................................................        423               (468)
   Accounts payable and accrued liabilities.....................................       (735)             3,307
   Income taxes payable.........................................................     (1,675)                --
   Deferred dealer fees, net....................................................         24                434
                                                                                   --------          ---------
Net cash provided by operating activities.......................................      8,264              5,049

Cash flows from investing activities:
 Payments to dealers............................................................    (98,516)           (33,315)
 Collections of principal on installment contracts receivable...................     33,932             12,314
 Capital expenditures...........................................................     (3,114)            (2,069)
                                                                                   --------          ---------
Net cash used in investing activities...........................................    (67,698)           (23,070)

Cash flows from financing activities:
 Net borrowings (repayments)  under revolving credit facility...................     (1,609)            11,937
 Net proceeds from the issuance of secured notes payable........................     20,348                 --
 Proceeds from sales of common stock, net.......................................     40,916                 12
                                                                                   --------          ---------
Net cash provided by financing activities.......................................     59,655             11,949
                                                                                   --------          ---------
Net increase (decrease) in cash and cash equivalents............................        221             (6,072)
Cash and cash equivalents at the beginning of the period........................        120              6,124
                                                                                   --------          ---------
Cash and cash equivalents at the end of period..................................   $    341          $      52
                                                                                   ========          =========
Supplemental disclosure of cash flow information:
 Cash paid for interest.........................................................   $  1,905          $    472
                                                                                   ========          =========
 Cash paid for income taxes.....................................................   $  1,950          $  1,450
                                                                                   ========          =========


                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements of Jayhawk Acceptance Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three and six month periods ended June 30, 1996. There were no intercompany transactions or balances requiring elimination as of December 31, 1995 and for the three and six month periods ended June 30, 1995. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 27, 1996.

NOTE 2 - NET INCOME PER SHARE

            The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 23,765,234 and 17,255,257 for the three months ended June 30, 1996 and 1995, and 22,297,668 and 17,241,920 for the six months ended June 30, 1996 and 1995, respectively. Incremental shares resulting from the issuance of convertible preferred stock and stock options issued prior to the Company's initial public offering have been included in the weighted average shares outstanding for 1995.

NOTE 3 - SECURITIZATION

            On August 7, 1996, the Company completed a securitization transaction. Pursuant to this transaction, the Company contributed installment sales contracts ("Contracts" or "Installment Contracts") having an aggregate principal balance of approximately $73 million and approximately $4.4 million in cash (which generally represents the collections on such Contracts between June 23, 1996 and the closing of the securitization transaction) to a business trust wholly-owned by the Company (the "Trust"), and the Trust sold approximately $47.9 million aggregate principal amount of notes (the "Notes") in a private placement to institutional investors. The Notes bear interest at a weighted average rate of approximately 7.5% per annum and have a stated maturity of March 15, 2000. As a result of the structure of the transaction, the Company did not recognize any gain upon contributing the Contracts to the Trust, and the Contracts and the Notes will be reflected in the Company's consolidated balance sheet.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

            Total Revenue. Total revenue increased from $4,645,000 for the three months ended June 30, 1995 to $12,505,000 for the same period in 1996, an increase of $7,860,000 or 169%. The increase was primarily due to increased finance charges resulting from the increased number of installment sales contracts ("Contracts" or "Installment Contracts") held in the Company's portfolio, and, to a lesser extent, a $1,013 (21%) increase in the average Contract size. Finance charges increased from $3,848,000 for the three months ended June 30, 1995 to $10,077,000 for the same period in 1996, an increase of $6,229,000 or 162%. The Company purchased 18,139 Installment Contracts during the three months ended June 30, 1996, an increase of 84% over the same period in 1995, and the Company's installment contracts receivable balance increased from $78,447,000 as of June 30, 1995 to $283,566,000 as of June 30, 1996, an increase of $205,119,000 or 261%. Dealer fees also contributed to the increase in total revenue. Dealer fees increased by $1,025,000 for the three months ended June 30, 1996 over the same period in 1995 or 129%. The number of dealers enrolled in the Company's program increased from 1,209 as of June 30, 1995 to 2,706 as of June 30, 1996, an increase of 1,497 dealers or 124%. The average annualized yield on the Company's portfolio decreased from 24% to 16% for the three months ended June 30, 1995 and June 30, 1996, respectively. The decrease in the average annualized yield is primarily attributable to the longer average original term of Contracts included in the Company's portfolio in the second quarter of 1996, when compared with the second quarter of 1995, and to a lesser extent, the higher percentage of non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio as of the second quarter of 1996 when compared with the second quarter of 1995. Non-accrual contracts as a percentage of the total number of Contracts in the Company's portfolio increased from 18% at June 30, 1995 to 24% at June 30, 1996. This increase was due in part to an increase in the average age of the Contracts included within the portfolio between the respective periods. See "--Credit Loss Policy." Service contract revenue was $606,000 for the three months ended June 30, 1996. The Company recognized no service contract revenue during the three months ended June 30, 1995, as the Company did not offer the service contract program to its dealers at that time.

            Sales and Marketing. Sales and marketing expenses increased from $996,000 for the three months ended June 30, 1995 to $1,946,000 for the same period in 1996, but decreased as a percentage of total revenue from 21% for the second quarter of 1995 to 16% for the second quarter of 1996. The dollar increase in sales and marketing expenses is primarily a result of the continued effort by the Company to expand the number of dealers participating in the Company's program. The decrease in sales and marketing expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

            Operating Expenses. Operating expenses increased from $1,591,000 for the three months ended June 30, 1995 to $3,813,000 for the same period in 1996, an increase of $2,222,000 or 140 %, but decreased as a percentage of total revenue from 34% for the second quarter of 1995 to 30% for the second quarter of 1996. The dollar increase in operating expenses is primarily a result of the overall expansion in the Company's operations. The decrease in operating expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

            Provision for Credit Losses. The amount provided for credit losses increased from $399,000 for the three months ended June 30, 1995 to $998,000 for the same period in 1996, but decreased from 9% to 8% as a percentage of total revenue. See "--Credit Loss Policy."

            Provision for Service Contract Claims. The Company provided $235,000 for service contract claims for the three months ended June 30, 1996. No amount was provided for the three months ended June 30, 1995, as the Company did not offer the service contract program at that time.

            Interest Expense. Interest expense increased from $296,000 during the second quarter of 1995 to $1,200,000 during the same period in 1996. The increase was due to higher average borrowings used to fund operations and the purchase of Contracts. The Company anticipates that interest expense will increase to the extent borrowings are used to fund growth of the Company.

            Income Taxes. The Company's effective income tax rate was 34% for the three-month period ended June 30, 1996, as compared with an effective income tax rate of 24% for the same period in 1995. The lesser rate utilized in 1995 relates to a reduction in the Company's deferred tax asset valuation allowance in 1995 to reflect the estimated realizability of the Company's deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

            Total Revenue. Total revenue increased from $8,159,000 for the six months ended June 30, 1995 to $22,644,000 for the same period in 1996, an increase of $14,485,000 or 178%. The increase was primarily due to increased finance charges resulting from the increased number of Installment Contracts held in the Company's portfolio. Finance charges increased from $6,580,000 for the six months ended June 30, 1995 to $18,238,000 for the same period in 1996, an increase of $11,658,000 or 177%. The Company purchased 38,197 Installment Contracts during the six months ended June 30, 1996, an increase of 140% over the same period in 1995. The Company's installment contracts receivable increased from $78,447,000 as of June 30, 1995, to $283,566,000, as of June 30,
1996, an increase of $205,119,000 or 261%. Dealer fees also contributed to the increase in total revenue. Dealer fees increased by $1,958,000 for the six months ended June 30, 1996 over the same period in 1995 or 124%. Service contract revenue was $869,000 for the six months ended June 30, 1996. The Company recognized no service contract revenue during the six months ended June 30, 1995, as the Company did not offer the service contract program to its dealers at that time.

            SALES AND MARKETING. Sales and marketing expenses increased from $1,779,000 for the six months ended June 30, 1995 to $3,724,000 for the same period in 1996, but decreased as a percentage of total revenue from 22% for the first six months of 1995 to 16% for the first six months of 1996. The dollar increase in sales and marketing expenses is primarily a result of the continued effort by the Company to expand the number of dealers participating in the Company's program. The decrease in sales and marketing expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

            OPERATING EXPENSES. Operating expenses increased from $3,025,000 for the six months ended June 30, 1995 to $6,804,000 for the same period in 1996, an increase of $3,779,000 or 125%, but decreased as a percentage of total revenue from 37% for the first six months of 1995 to 30% for the first six months of 1996. The dollar increase in operating expenses is primarily a result of the overall expansion in the Company's operations. The decrease in operating expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

            PROVISION FOR CREDIT LOSSES. The amount provided for credit losses increased from $683,000 for the six months ended June 30, 1995 to $1,812,000 for the same period in 1996, but remained constant as a percentage of total revenue at 8%. See "Credit Loss Policy."

            PROVISION FOR SERVICE CONTRACT CLAIMS. The Company provided $432,000 for service contract claims for the six months ended June 30, 1996. No amount was provided for the six months ended June 30, 1995, as the Company did not offer the service contract program at that time.

            INTEREST EXPENSE. Interest expense increased from $465,000 during the first six months of 1995 to $2,417,000 during the same period in 1996. The increase was due to a higher average interest rate on borrowings and higher average borrowings used to fund operations and the purchase of Contracts.

            INCOME TAXES. The Company's effective income tax rate was 34% for the six month period ended June 30, 1996, as compared with an effective income tax rate of 24% for the same period in 1995. The lesser rate utilized in 1995 relates to a reduction in the Company's deferred tax asset valuation allowance in 1995 to reflect the estimated realizability of the Company's deferred tax assets.

INSTALLMENT CONTRACTS RECEIVABLE

Installment contracts receivable consist of the following (in thousands):


                                           JUNE 30,     DECEMBER 31,
                                             1996           1995
                                           -------      ------------

Gross installment contracts receivable.... $335,877       $198,397
Unearned finance charges..................  (52,311)       (30,906)
                                           --------       --------
Installment contracts receivable.......... $283,566       $167,491
                                           ========       ========

Changes in gross installment contracts receivable are as follows (in thousands):


                                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                          JUNE 30,               JUNE 30,
                                                                  ---------------------     -------------------
                                                                     1996        1995         1996       1995
                                                                  ----------   --------     --------   --------

Balance, beginning of period.......................................  $273,751   $ 56,654    $198,397   $ 41,106
Gross amount of installment contracts accepted.....................   105,417     46,364     214,005     69,988
Cash collections on installment contracts receivable...............   (30,824)   (10,674)    (56,004)   (18,692)
Charge offs........................................................   (12,467)      (209)    (20,521)      (267)
                                                                     --------   --------    --------   --------
Balance, end of period.............................................  $335,877   $ 92,135    $335,877   $ 92,135
                                                                     ========   ========    ========   ========


The increase in charge-offs between the three and six months ended June 30, 1996 and the three and six months ended June 30, 1995, respectively, is primarily attributable to the increase in the average age of such Contracts, the growth in gross installment contracts receivable and the Company's charge-off policy. See "-- Credit Loss Policy."

DEALER HOLDBACKS

Dealer holdbacks, net, consist of the following (in thousands):

                                 JUNE 30,     DECEMBER 31,
                                   1996           1995
                                ---------    -------------

Dealer holdbacks.............. $ 268,698       $158,746
Less:  Acquisition payments...  (135,315)       (76,373)
                               ---------       --------
Dealer holdbacks, net......... $ 133,383       $ 82,373
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

            The Company's non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio were 24% and 18% as of June 30, 1996 and June 30, 1995, respectively. The Company believes that this increase in non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio was due primarily to an increase in the average age of the Contracts included within its portfolio. Because the Company specifically targets used vehicle buyers who do not qualify for traditional financing, these non-accrual percentages are considered by the Company to be reasonable. The Company anticipates that as the average age of the Contracts included within its portfolio increases, the Company's non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio will increase.

The following table sets forth certain information regarding charge-offs and the provision for credit losses (in thousands):


                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                     ---------------------       --------------------
                                                                      1996            1995        1996         1995
                                                                     -------        -------      ------      --------

Gross installment contracts receivable charged off................... $12,467       $ 209        $20,521      $ 267
 Charged against dealer holdbacks....................................   9,974         167         16,417        214
 Charged against unearned finance charges............................   1,887          18          3,093         21
 Charged against allowance for credit losses.........................     606          24          1,011         32

Provision for credit losses..........................................     998         399          1,812        683


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

LIQUIDITY AND CAPITAL RESOURCES

            The Company's principal need for capital is to fund acquisition payments to dealers upon its purchase of Installment Contracts. The Company's cash needs resulting from acquisition payments and the payment of dealer holdbacks to dealers increased from approximately $33.3 million for the six months ended June 30, 1995 to approximately $98.5 million for the six months ended June 30, 1996.

            The Company maintains a revolving credit facility, under which it may borrow up to $65 million, based on defined levels of qualified installment contracts receivable. Borrowings under the Company's revolving credit facility were approximately $32.4 million as of December 31, 1995 and approximately $30.8 million as of June 30, 1996. As of August 9, 1996, and after applying approximately $29.9 million of the proceeds from the Company's securitization transaction completed on August 7, 1996, to repay borrowings under the Company's revolving credit facility (see discussion below), borrowings under the facility were approximately $15.8 million, and the Company had approximately $16.9 million of availability under the facility.

            To the extent the Company's acquisition payment to a dealer upon purchase of a Contract continues to exceed the incremental amount of borrowings available under the Company's revolving credit facility with respect to such Contract, additional capital will be required to fund the Company's rapid growth. Such additional capital may be generated by either additional debt or equity financing. The Company believes that cash flow from operations, borrowings under the Company's revolving credit facility and the proceeds from an anticipated third securitization transaction will be adequate to fund the

Company's operations through the end of the Company's current fiscal year at its current rate of growth. Additionally, the Company is currently negotiating with its existing and other lenders regarding a credit facility which would provide the Company with significantly increased borrowing capacity. However, there can be no assurance as to if or when the Company will enter into a new credit facility, nor can there be any assurance as to the terms of any such facility or when the Company will be required to seek additional capital to fund its operations.

            The Company leases approximately 35,718 square feet for its corporate headquarters in Dallas, Texas. The lease provides for monthly rent of approximately $41,788 and expires in November 1996, although, the Company has a non-binding commitment from the lessor for a six-month extension for a portion of its existing space. The Company is currently investigating its options as to current and future space requirements, which may include an extension of the lease for a portion of its offices, or moving all or part of its corporate offices. Management believes that alternative space will be available on reasonable terms and that any relocation of its corporate offices will not have a material effect on the Company's operations.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

            Except for the historical information contained herein, the matters discussed in Management's Discussion and Analysis, including the matters relating to the anticipated need for and availability of financing, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the Company's actual rate of growth, delinquency and default rates with respect to the Contracts included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, the impact of changes in regulation or litigation, the management of growth and the other risk factors identified in the Company's S.E.C. filings, including under the caption "Risk Factors" in its most recent registration statement on Form S-1. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

SEASONALITY

            The Company's operations are affected by higher delinquency rates during certain holiday periods, as well as higher sales of used vehicles during the annual period at the beginning of the calendar year when many persons are receiving state and federal tax refunds.

SECURITIZATION

            On August 7, 1996, the Company completed its second securitization transaction. Pursuant to this transaction, the Company contributed Contracts having an aggregate principal balance of approximately $72.7 million and approximately $4.4 million in cash (which generally represents the amount of principal and interest collected on such Contracts between June 23, 1996 and the closing of the securitization transaction) to a business trust wholly-owned by the Company (the "Trust"), and the Trust sold approximately $47.9 million principal amount of notes (the "Notes") to an institutional investor. The Notes, which are comprised of approximately $42.9 million of Class A Notes which bear interest at a fixed rate of 6.64% and $5.0 million of Class B Notes which bear interest at a fixed rate of 11.57%, have a stated maturity of March 15, 2000, and are secured by the installment sale contracts contributed to the Trust, all amounts in the Pre-Funding Account (as defined below) and approximately $1.6 million of additional cash deposits. The Class A Notes were rated "Aaa" by Moody's Investors Service, Inc., "AAA" by Standard & Poor's Ratings Group and "AAA" by Fitch Investors Service, L.P. ("Fitch"), and the Class B Notes were rated "BB" by Fitch. MBIA Insurance Corporation (the "Note Insurer") issued a note insurance policy for the benefit of the Class A Noteholders. As a result of the structure of the transaction, the Company did not recognize any gain upon contributing the Contracts to the Trust and the Contracts will be reflected in the Company's consolidated balance sheet. The net proceeds from the sale of the Notes were used to repay indebtedness under the Company's revolving credit facility.

            Approximately $12.0 million of the proceeds from the sale of the Notes were deposited in an account (the "Pre-Funding Account") securing the Notes and, subject to certain conditions, will be released to the Company as up to approximately $24.2 million in additional Contracts meeting specified eligibility requirements are contributed to the Trust and pledged to secure the Notes. Any portion of the Pre-Funding Account not released to the Company on or before October 31, 1996 will be used to prepay the Notes.

            The Company acts as servicer of the Contracts contributed to the Trust (the "Contributed Contracts") and is responsible for servicing, managing and making collections on the Contributed Contracts. As long as the Company acts as servicer, the Company is entitled to a monthly servicing fee generally equal to one-twelfth of the product of 3% times the aggregate principal amount of the Contributed Contracts (other than certain non-performing Contracts) outstanding from time to time. Subject to certain limitations, including certain limitations on the modification or amendment of Contributed Contracts, the Company, in its capacity as servicer, is generally required to service and administer the Contributed Contracts in the manner customarily employed by it in servicing and administering its own Contracts. In the event the Company fails to comply with certain covenants, it can be terminated as servicer.

            Generally, all amounts collected by the Company on the Contributed Contracts will be deposited into an account securing the Notes. Substantially, all of these collections will be applied to the payment of certain fees and expenses, such as fees and expenses of the Note trustee, the servicer and the
Note Insurer, and to pay principal and interest on the Notes. Consequently, the Company believes that it is likely that the Notes will be repaid in full prior to their stated maturity, although no assurances can be given to such effect.

            The Company made certain representations and warranties in connection with its contribution of Contracts to the Trust. If the interest of the holders of the Notes or the Note Insurer is materially adversely affected by a breach of any such representation or warranty with respect to a Contract, then the Company will be obligated to purchase such Contract from the Trust. Similarly, upon the breach by the Company, in its capacity as servicer, of certain covenants regarding the maintenance of liens on the vehicles securing the Contracts or the protection of the Noteholder's and Note Insurer's interests in the Contracts, then the Company will be obligated to purchase the Contracts affected by such breach from the Trust. Additionally, in the event of the breach of certain representations, warranties and covenants, the Note Insurer, and in certain cases, the Trustee or the holders of the Notes, can declare an event of default and accelerate the Notes.

                          PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

              The Company held its Annual Meeting of Shareholders on May 16, 1996, at which the shareholders considered and voted on the election of ten directors and the approval of the Company's Amended and Restated 1994 Stock Option and Restricted Stock Plan and certain amendments thereto.

              1. Each of the nominees for director at the meeting was an incumbent and all nominees were elected. The following tables sets forth the number of shares voted for and withheld with respect to each nominee.


               NOMINEE                            VOTES FOR       VOTES WITHHELD
               -------                            ---------       -------------

          Michael I. Smartt                        17,720,978         3,021
          Richard B. Hoffmann                      17,721,928         2,071
          Dan W. Cook, III                         17,721,928         2,071
          John D. Curtis                           17,720,978         3,021
          C. Gregory Earls                         17,721,928         2,071
          Regina T. Montoya                        17,720,678         3,321
          Joe J. Pollard, III                      17,721,178         2,821
          Jack T. Smith                            17,721,528         2,471
          John C. Tolleson                         17,721,928         2,071
          Carl H. Westcott                         17,721,928         2,071


             2. The Company's Amended and Restated 1994 Stock Option and Restricted Stock Plan and certain amendments thereto were approved. The results of the voting were as follows:

           FOR           AGAINST          ABSTAIN         BROKER NON VOTES
           ---           -------          -------         ----------------

        17,534,548       181,551           1,900                6,000


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

             (a)   Exhibits:

                   Exhibit Number     Description
                   --------------     -----------
                        4.1           Indenture dated August 7, 1996, between
                                      Jayhawk Funding Trust I, as Issuer,
                                      and Norwest Bank Minnesota, N.A.,
                                      as Trustee

                        4.2 Series 1996B Supplement dated August 7, 1996, between Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee

                       10.1 Contribution and Servicing Agreement dated August 7, 1996, between the Registrant, individually and as Servicer, Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee and Backup Servicer

                       11             Statement re Computation of Per Share
                                      Earnings

                       27             Financial Data Schedule

             (b) Reports on Form 8-K; No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JAYHAWK ACCEPTANCE CORPORATION



Date:  August 14, 1996          By:  /s/ Jerry W. Bayless
                                     --------------------
                                     Jerry W. Bayless
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


               Exhibit Number           Description
               --------------           -----------


                   4.1 Indenture dated August 7, 1996, between Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee

                   4.2 Series 1996B Supplement dated August 7, 1996, between Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee

                   10.1 Contribution and Servicing Agreement dated August 7, 1996, between the Registrant, individually and as Servicer, Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee and Backup Servicer

                   11        Statement re Computation of Per Share Earnings

                   27        Financial Data Schedule