Form 10-Q
period 1996-09-30
JAYHAWK ACCEPTANCE CORP
filed 1996-11-14
CIK 919988

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1996

                        Commission File Number 0-26410


               JAYHAWK  ACCEPTANCE  CORPORATION
          (Exact  name  of  registrant  as  specified  in  its  charter)



                  TEXAS                                        75-2486444
----------------------------------------------------  -------------------
  (State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization)                      identification no.)

TWO GALLERIA TOWER
13455 NOEL ROAD, SUITE 1800, DALLAS, TX                             75240
----------------------------------------------------  -------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (972)  663-1000
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

     Yes                    X                    No


        At November 12, 1996, the latest practicable date, there were 23,912,528 shares of Common Stock, $.01 par value, outstanding.


                                 JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART  I.    FINANCIAL  INFORMATION





ITEM 1.                                  FINANCIAL STATEMENTS                                  PAGE

         Consolidated Balance Sheets at September 30, 1996 (Unaudited) and December 31, 1995      3

         Consolidated Income Statements for the three and nine months ended
         September 30, 1996 and 1995 (Unaudited)                                                  4

         Consolidated Statement of Shareholders' Equity for the nine months ended
         September 30, 1996 (Unaudited)                                                           5

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1996 and 1995 (Unaudited)                                                  6

         Notes to Consolidated Financial Statements (Unaudited)                                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                      8


PART     II.  OTHER INFORMATION
-------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        14


SIGNATURES                                                                                       15
----------


                       PART I - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS



                      JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                           ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1996             1995
                                                             ---------------  --------------
                                                               (UNAUDITED)

Cash and cash equivalents                                    $          431   $         120
Restricted cash                                                      19,665               -

Installment contracts receivable                                    331,765         167,491
Allowance for credit losses                                          (6,290)         (2,308)
                                                             ---------------  --------------
Installment contracts receivable, net                               325,475         165,183

Furniture, fixtures and equipment, net                                8,646           5,004
Deferred income taxes                                                     -           2,088
Income taxes receivable                                               3,145               -
Other assets                                                          2,952             978
                                                             ---------------  --------------
Total assets                                                 $      360,314   $     173,373
                                                             ===============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities                     $       12,343   $       7,982
Deferred dealer fees, net                                             2,852           2,052
Deferred income taxes                                                 4,167               -
Dealer holdbacks, net                                               148,469          82,373
Revolving credit facility                                            39,330          32,386
Secured notes payable                                                55,422               -
                                                             ---------------  --------------
Total liabilities                                                   262,583         124,793

Shareholders' Equity:
Common stock, $.01 par value; 40,000,000 shares authorized;
23,892,028 and 20,486,046 shares issued and outstanding at
September 30, 1996 and December 31, 1995, respectively                  239             205
Additional paid-in capital                                           88,547          47,461
Retained earnings                                                     8,945             914
Total shareholders' equity                                           97,731          48,580
                                                             ---------------  --------------
Total liabilities and shareholders' equity                   $      360,314   $     173,373
                                                             ===============  ==============


                      See notes to consolidated financial statements.


                 JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                               ----------------  ----------------
                                                1996     1995     1996     1995
                                               -------  -------  -------  -------

Revenues:
Finance charges                                $11,586  $ 4,967  $29,824  $11,547
Dealer fees                                      2,227    1,117    5,764    2,696
Service contracts                                  935        -    1,804        -
                                               -------  -------  -------  -------
                                                14,748    6,084   37,392   14,243

Costs and expenses:
Sales and marketing                              2,402    1,328    6,126    3,107
Operating                                        4,304    1,870   11,108    4,895
Provision for credit losses                      1,363      769    3,175    1,452
Provision for service contract claims              373        -      805        -
Interest                                         1,598      318    4,015      783
                                               -------  -------  -------  -------
                                                10,040    4,285   25,229   10,237
                                               -------  -------  -------  -------
Income before income taxes                       4,708    1,799   12,163    4,006
Income taxes                                     1,583      364    4,132      900
                                               -------  -------  -------  -------
Net income                                     $ 3,125  $ 1,435  $ 8,031  $ 3,106
                                               =======  =======  =======  =======
Net income per share                           $   .13  $   .07  $   .35  $   .17
                                               =======  =======  =======  =======

Weighted average number of shares outstanding   24,191   19,531   22,939   18,031
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


                   JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)





                                                      ADDITIONAL
                                             COMMON     PAID-IN    RETAINED
                                              STOCK     CAPITAL    EARNINGS    TOTAL
                                             -------  -----------  ---------  -------


Balance at December 31, 1995                 $   205  $    47,461  $     914  $48,580

Issuance of 3,350,000 shares of common
stock, net of costs                               34       40,757          -   40,791

Issuance of 55,982 shares of common stock
upon exercise of stock options and employee
stock plan purchases                               -          329          -      329

Net income                                         -            -      8,031    8,031
                                             -------  -----------  ---------  -------

Balance at September 30, 1996                $   239  $    88,547  $   8,945  $97,731
                                             =======  ===========  =========  =======





















                     See notes to consolidated financial statements.


                  JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                 1996       1995
                                                              ----------  ---------

Cash flows from operating activities:
Net income                                                    $   8,031   $  3,106
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                     1,626        617
Provision for credit losses                                       3,175      1,452
Provision for service contract claims                               805          -
Deferred income taxes                                             6,255       (823)
Changes in operating assets and liabilities:
Other assets                                                     (1,470)      (268)
Accounts payable and accrued liabilities                           (581)     4,000
Income taxes receivable                                          (4,073)         -
Deferred dealer fees, net                                           800        859
                                                              ----------  ---------
Net cash provided by operating activities                        14,568      8,943

Cash flows from investing activities:
Payments to dealers                                            (144,945)   (64,785)
Collections of principal on installment contracts receivable     52,152     21,373
Capital expenditures                                             (5,285)    (3,166)
                                                              ----------  ---------
Net cash used in investing activities                           (98,078)   (46,578)

Cash flows from financing activities:
Net borrowings (repayments)  under revolving credit facility      6,944        (12)
Net proceeds from the issuance of secured notes payable          35,757          -
Proceeds from sales of common stock, net                         41,120     31,619
Net cash provided by financing activities                        83,821     31,607
                                                              ----------  ---------
Net increase (decrease) in cash and cash equivalents                311     (6,028)
Cash and cash equivalents at the beginning of the period            120      6,124
                                                              ----------  ---------
Cash and cash equivalents at the end of period                $     431   $     96
                                                              ==========  =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                        $   3,408   $    866
                                                              ==========  =========
Cash paid for income taxes                                    $   1,950   $  1,746
                                                              ==========  =========





                  See notes to consolidated financial statements.

               JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of Jayhawk Acceptance Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of normal recurring accruals) considered necessary for fair presentation have been included. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements as of and for the three and nine month periods ended September 30,
1996.    There  were  no  intercompany  transactions  or  balances  requiring elimination as of December 31, 1995 and for the three and nine month periods ended September 30, 1995. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission ("SEC") on March 27, 1996.

NOTE  2  -  NET  INCOME  PER  SHARE

     The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 24,190,946 and 19,531,191 for the three months ended September 30, 1996 and 1995, and 22,938,956 and 18,030,761 for the nine months ended September 30, 1996 and 1995, respectively. Incremental shares resulting from the issuance of convertible preferred stock and stock options issued prior to the Company's initial public offering have been included in the weighted average shares outstanding for 1995.

NOTE  3  -  SUBSIDIARY  OPERATIONS

     On October 1, 1996, the Company announced the expansion of an elective health care financing program offered by its wholly-owned subsidiary, Jayhawk Medical Acceptance Corporation ("Jayhawk Medical"). The program, which on November 8, 1996 was being marketed in sixteen markets under the tradename "Truecare", provides financing for cosmetic surgery, ophthalmology, orthodontic and other procedures not covered by health insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     TOTAL REVENUE. Total revenue increased from $6,084,000 for the three months ended September 30, 1995 to $14,748,000 for the same period in 1996, an increase of $8,664,000 or 142%. The increase was primarily due to increased finance charges resulting from the increased number of installment sales contracts ("Contracts" or "Installment Contracts") held in the Company's portfolio. Finance charges increased from $4,967,000 for the three months ended September 30, 1995 to $11,586,000 for the same period in 1996, an increase of $6,619,000 or 133%. The Company purchased 19,426 Installment Contracts during the three months ended September 30, 1996, an increase of 50% over the same period in 1995, and the Company's installment contracts receivable balance increased from $121,167,000 as of September 30, 1995 to $331,765,000 as of September 30, 1996, an increase of $210,598,000 or 174%.
Dealer fees also contributed to the increase in total revenue. Dealer fees increased by $1,110,000 for the three months ended September 30, 1996 over the same period in 1995 or 99%. The number of dealers enrolled in the Company's program increased from 1,577 as of September 30, 1995 to 2,945 as of September 30, 1996, an increase of 1,368 dealers or 87%. The average annualized yield on the Company's portfolio decreased from 20% to 15% for the three months ended September 30, 1995 and September 30, 1996, respectively. The decrease in the average annualized yield is primarily attributable to the longer average original term of Contracts included in the Company's portfolio in the third quarter of 1996, when compared with the third quarter of 1995, and to a lesser extent, the higher percentage of Contracts in non-accrual status included within the Company's portfolio as of the third quarter of 1996 when compared with the third quarter of 1995. The percentage of Contracts in non-accrual status in the Company's portfolio increased from 19% at September 30, 1995 to 29% at September 30, 1996. This increase was due in part to an increase in the average age of the Contracts included within the portfolio between the respective periods. See "-Credit Loss Policy." Service contract revenue was $935,000 for the three months ended September 30, 1996. The Company recognized no service contract revenue during the three months ended September 30, 1995, as the Company did not offer the service contract program to its dealers at that time. Jayhawk Medical revenue for the three months ended September 30, 1996 was not significant.

     SALES  AND  MARKETING.    Sales  and  marketing  expenses  increased from
$1,328,000 for the three months ended September 30, 1995 to $2,402,000 for the same period in 1996, but decreased as a percentage of total revenue from 22% for the third quarter of 1995 to 16% for the third quarter of 1996. The dollar increase in sales and marketing expenses is primarily a result of the continued effort by the Company to expand the number of dealers participating in the Company's program and due to $130,000 of expenses related to the launch of Jayhawk Medical. The decrease in sales and marketing expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue. The Company anticipates that Jayhawk Medical will have significantly increased sales and marketing expenses in the fourth quarter of 1996.

     OPERATING EXPENSES. Operating expenses increased from $1,870,000 for the three months ended September 30, 1995 to $4,304,000 for the same period in 1996, an increase of $2,434,000 or 130%, but decreased as a percentage of total revenue from 31% for the third quarter of 1995 to 29% for the third quarter of 1996. The dollar increase in operating expenses is primarily a result of the overall expansion in the Company's operations, including $333,000 of expenses related to the launch of Jayhawk Medical. The decrease in operating expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue. The Company anticipates that Jayhawk Medical will have significantly increased operating expenses in the fourth quarter of 1996.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses increased from $769,000 for the three months ended September 30, 1995 to $1,363,000 for the same period in 1996, but decreased from 13% to 9% as a
percentage  of  total  revenue.    See  "-Credit  Loss  Policy."

     PROVISION FOR SERVICE CONTRACT CLAIMS. The Company provided $373,000 for service contract claims for the three months ended September 30, 1996. No amount was provided for the three months ended September 30, 1995, as the Company did not offer the service contract program at that time.

     INTEREST EXPENSE. Interest expense increased from $318,000 during the third quarter of 1995 to $1,598,000 during the same period in 1996. The increase was due to higher average borrowings used to fund operations and the purchase of Contracts. The Company anticipates that interest expense will increase  to  the  extent  borrowings  are used to fund growth of the Company.

     INCOME TAXES. The Company's effective income tax rate was 34% for the three-month period ended September 30, 1996, as compared with an effective income tax rate of 20% for the same period in 1995. The lower rate in 1995 relates to a reduction in the Company's deferred tax asset valuation allowance in 1995 to reflect the estimated realizability of the Company's deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     TOTAL REVENUE. Total revenue increased from $14,243,000 for the nine months ended September 30, 1995 to $37,392,000 for the same period in 1996, an increase of $23,149,000 or 163%. The increase was primarily due to increased finance charges resulting from the increased number of Installment Contracts held in the Company's portfolio. Finance charges increased from $11,547,000 for the nine months ended September 30, 1995 to $29,824,000 for the same period in 1996, an increase of $18,277,000 or 158%. The Company purchased 57,623 Installment Contracts during the nine months ended September 30, 1996, an increase of 100% over the same period in 1995. The Company's installment contracts receivable increased from $121,167,000 as of September 30, 1995, to $331,765,000, as of September 30, 1996, an increase of $210,598,000 or 174%.
Dealer fees also contributed to the increase in total revenue. Dealer fees increased by $3,068,000 for the nine months ended September 30, 1996 over the same period in 1995 or 114%. Service contract revenue was $1,804,000 for the nine months ended September 30, 1996. The Company recognized no service contract revenue during the nine months ended September 30, 1995, as the Company did not offer the service contract program to its dealers at that time. Jayhawk Medical revenue for the nine months ended September 30, 1996 was not significant.

     SALES AND MARKETING. Sales and marketing expenses increased from $3,107,000 for the nine months ended September 30, 1995 to $6,126,000 for the same period in 1996, but decreased as a percentage of total revenue from 22% for the first nine months of 1995 to 16% for the first nine months of 1996. The dollar increase in sales and marketing expenses is primarily a result of the continued effort by the Company to expand the number of dealers participating in the Company's program, and due to $130,000 of expenses related to the launch of Jayhawk Medical. The decrease in sales and marketing expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue. The Company anticipates that Jayhawk Medical will have significantly increased sales and marketing expenses in the fourth quarter of 1996.

     OPERATING EXPENSES. Operating expenses increased from $4,895,000 for the nine months ended September 30, 1995 to $11,108,000 for the same period in 1996, an increase of $6,213,000 or 127%, but decreased as a percentage of total revenue from 34% for the first nine months of 1995 to 30% for the first nine months of 1996. The dollar increase in operating expenses is primarily a result of the overall expansion in the Company's operations, including $388,000 of expenses related to the launch of Jayhawk Medical. The decrease in operating expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue. The Company anticipates that Jayhawk Medical will have significantly increased operating expenses in the fourth quarter of 1996.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses increased from $1,452,000 for the nine months ended September 30, 1995 to $3,175,000 for the same period in 1996, but decreased as a percentage of total revenue from 10% for the first nine months of 1995 to 8% for the first nine
months  of  1996.    See  "Credit  Loss  Policy."

     PROVISION FOR SERVICE CONTRACT CLAIMS. The Company provided $805,000 for service contract claims for the nine months ended September 30, 1996. No amount was provided for the nine months ended September 30, 1995, as the Company did not offer the service contract program at that time.

     INTEREST EXPENSE. Interest expense increased from $783,000 during the first nine months of 1995 to $4,015,000 during the same period in 1996. The increase was due to higher average borrowings used to fund operations and the purchase of Contracts.

     INCOME TAXES. The Company's effective income tax rate was 34% for the nine month period ended September 30, 1996, as compared with an effective income tax rate of 22% for the same period in 1995. The lower rate in 1995 relates to a reduction in the Company's deferred tax asset valuation allowance in 1995 to reflect the estimated realizability of the Company's deferred tax assets.

INSTALLMENT  CONTRACTS  RECEIVABLE

Installment  contracts  receivable  consist  of  the following (in thousands):



                                         SEPTEMBER 30,    DECEMBER 31,
                                             1996             1995
                                        ---------------  --------------

Gross installment contracts receivable  $      390,316   $     198,397
Unearned finance charges                       (58,551)        (30,906)
                                        ---------------  --------------
Installment contracts receivable        $      331,765   $     167,491
                                        ===============  ==============



Changes in gross installment contracts receivable are as follows (in thousands):


                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------  --------------------
                                                        1996       1995       1996       1995
                                                      ---------  ---------  ---------  ---------

Balance, beginning of period                          $335,877   $ 92,135   $198,397   $ 41,106
Gross amount of installment contracts accepted         109,158     66,939    323,163    136,927
Cash collections on installment contracts receivable   (32,214)   (14,048)   (88,218)   (32,740)
Charge offs                                            (22,505)    (2,049)   (43,026)    (2,316)
Balance, end of period                                $390,316   $142,977   $390,316   $142,977
                                                      =========  =========  =========  =========



The increase in charge-offs between the three and nine months ended September 30, 1996 and the three and nine months ended September 30, 1995, respectively, is primarily attributable to the increase in the average age of such Contracts and the growth in gross installment contracts receivable. See " Credit Loss Policy."

DEALER  HOLDBACKS


Dealer  holdbacks,  net,  consist  of  the  following  (in  thousands):


                              SEPTEMBER 30,    DECEMBER 31,
                                  1996             1995
                             ---------------  --------------

Dealer holdbacks             $      312,205   $     158,746
Less:  Acquisition payments        (163,736)        (76,373)
                             ---------------  --------------
Dealer holdbacks, net        $      148,469   $      82,373
                             ===============  ==============



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

     The percentage of Contracts in non-accrual status included within the Company's portfolio were 29% and 19% as of September 30, 1996 and September
30,  1995,  respectively.    The  Company  believes  that  this  increase  in
non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio was due primarily to an increase in the average age of the Contracts included within its portfolio. Because the Company specifically targets used vehicle buyers who do not qualify for traditional financing, these non-accrual percentages are considered by the Company to be reasonable. The Company anticipates that as the average age of the Contracts included within its portfolio increases, the Company's non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio will increase.

The following table sets forth certain information regarding charge-offs and the provision for credit losses (in thousands):


                                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                    ---------------  ---------------
                                                     1996     1995    1996     1995
                                                    -------  ------  -------  ------

Gross installment contracts receivable charged off  $22,505  $2,049  $43,026  $2,316
Charged against dealer holdbacks                     18,004   1,639   34,421   1,853
Charged against unearned finance charges              3,771     329    6,864     350
Charged against allowance for credit losses             730      81    1,741     113

Provision for credit losses                           1,363     769    3,175   1,452



     Revenue on installment contracts receivable is recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the Contract is repossessed, whichever occurs first. At such time, the Company suspends the accrual of revenue.

     Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related dealer holdback and, if insufficient, the allowance for credit losses. Because any remaining outstanding Installment Contracts in the applicable dealer pool are available to recover acquisition payments paid upon the Company's purchase of Contracts included within such pool and as the acquisition payment generally approximates 50% to 55% of the principal amount of the Contract, the risk of loss to the Company is mitigated.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal need for capital is to fund acquisition payments to dealers upon its purchase of Installment Contracts. The Company's cash needs resulting from acquisition payments and the payment of dealer holdbacks to dealers increased from approximately $64.8 million for the nine months ended September 30, 1995 to approximately $144.9 million for the nine months ended September 30, 1996.

     The Company maintains two revolving credit facilities. Under the first, it may borrow up to $65 million, based on defined levels of qualified installment contracts receivable. Borrowings under this facility were approximately $32.4 million as of December 31, 1995 and approximately $39.3 million as of September 30, 1996. As of November 11, 1996, and after applying approximately $11.8 million of the funds released to the Company from the Pre-Funding Account (as defined below) established in connection with the securitization transaction completed on August 7, 1996, to repay borrowings under the Company's revolving credit facility, borrowings under the facility were approximately $43.0 million, and the Company had approximately $4.5 million of availability under the facility.

     Under the second facility, which was obtained in October 1996, the Company may borrow up to $15.0 million from a commercial bank. The credit line, which is unsecured, but guaranteed by the Company's principal shareholder, bears interest at the bank's LIBOR rate plus 1.5% per annum (6.88% at November 11, 1996) and expires in October 1997. As of November 11, 1996, $1.9 million had been borrowed under the facility.

     To the extent the Company's acquisition payment to a dealer or a physician upon purchase of a Contract continues to exceed the incremental amount of borrowings available under the Company's revolving credit facilities with respect to such Contract, additional capital will be required to fund the Company's rapid growth. Such additional capital may be generated by either additional debt or equity financing. The Company believes that cash flow from operations and borrowings under the Company's revolving credit facilities will be adequate to fund the Company's operations through the end of the Company's current fiscal year at its current rate of growth. Additionally, the Company is currently negotiating with its existing and other lenders regarding a credit facility which would provide the Company with significantly increased borrowing capacity. However, there can be no assurance as to if or when the Company will enter into a new credit facility, nor can there be any assurance as to the terms of any such facility or when the Company will be required to seek additional capital to fund its operations.

     The lease for the Corporate headquarters in Dallas, Texas expires in November 1996. The Company has renewed the lease through June 1997 for a portion of the space, and relocated part of its corporate offices to a separate location. The Company is exploring the construction of a building in Plano, Texas, which would serve as its corporate office and house all Dallas operations. Management believes that the relocation of its corporate offices will not have a material effect on the Company's operations.

STATEMENT  REGARDING  FORWARD  LOOKING  STATEMENTS

     Except for the historical information contained herein, the matters discussed in Management's Discussion and Analysis, including the matters relating to the anticipated need for and availability of financing, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the Company's actual rate of growth, delinquency and default rates with respect to the Contracts included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, the impact of changes in regulation or litigation, the management of growth and the other risk factors identified in the Company's SEC filings, including under the caption "Risk Factors" in its most recent registration statement on Form S-1. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

SEASONALITY

     The Company's operations are affected by higher delinquency rates during certain holiday periods, as well as higher sales of used vehicles during the annual period at the beginning of the calendar year when many persons are receiving state and federal tax refunds.

SECURITIZATION

     On August 7, 1996, the Company completed its second securitization transaction. Pursuant to this transaction, the Company contributed Contracts having an aggregate principal balance of approximately $72.7 million and approximately $4.4 million in cash (which generally represents the amount of principal and interest collected on such Contracts between June 23, 1996 and the closing of the securitization transaction) to a business trust wholly-owned by the Company (the "Trust"), and the Trust sold approximately $47.9 million principal amount of notes (the "Notes") to an institutional investor. The Notes, which are comprised of approximately $42.9 million of Class A Notes which bear interest at a fixed rate of 6.64% and $5.0 million of Class B Notes which bear interest at a fixed rate of 11.57%, have a stated maturity of March 15, 2000, and are secured by the installment sale contracts contributed to the Trust, all amounts in the Pre-Funding Account (as defined below) and approximately $1.6 million of additional cash deposits. The Class A Notes were rated "Aaa" by Moody's Investors Service, Inc., "AAA" by Standard & Poor's Ratings Group and "AAA" by Fitch Investors Service, L.P. ("Fitch"), and the Class B Notes were rated "BB" by Fitch. MBIA Insurance Corporation (the "Note Insurer") issued a note insurance policy for the benefit of the Class A Noteholders. As a result of the structure of the transaction, the Company did not recognize any gain upon contributing the Contracts to the Trust and the Contracts are reflected in the Company's consolidated balance sheet. The net proceeds from the sale of the Notes were used to repay indebtedness under the Company's revolving credit facility.

     Approximately $12.0 million of the proceeds from the sale of the Notes were deposited in an account (the "Pre-Funding Account") securing the Notes, $11.8 million of which was released to the Company effective October 1, 1996 as approximately $24.2 million principal amount of additional Contracts meeting specified eligibility requirements were contributed to the Trust and pledged to secure the Notes.

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

     Generally, all amounts collected by the Company on the Contributed Contracts will be deposited into an account securing the Notes. Substantially all of these collections will be applied to the payment of certain fees and expenses, such as fees and expenses of the Note trustee, the servicer and the
Note Insurer, and to pay principal and interest on the Notes. Consequently, the Company believes that it is likely that the Notes will be repaid in full prior to their stated maturity, although no assurances can be given to such effect.

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


                             PART II - OTHER INFORMATION


ITEM  6.                    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Exhibits:



Exhibit Number  Description
--------------  ----------------------------------------------------------------------


          10.1  Letter Agreement, dated August 15, 1996, between the Company and C.
                Fred Jackson.

          10.2  Lease Agreement, dated October 29, 1996, between the Company, as
                Tenant, and Two Galleria Tower Limited, as Landlord.

          10.3  Lease Agreement, dated September 17, 1996, between the Company, as
                Tenant, and Equitable-Crow Tower 2001, Ltd., as Landlord.

          10.4  Promissory Note, dated October 1, 1996, between Jayhawk Medical, as borrower, and Nations Bank of Texas, N. A., as lender.

          10.5  Guaranty, dated October 1, 1996, between Jayhawk Medical, as borrower,
                Nations Bank of Texas, N. A., as lender, and Carl H. Westcott, as guarantor.

          10.6  Negative Pledge, dated October 1, 1996, between Jayhawk Medical, as borrower, and Nations Bank of Texas, N. A., as lender.

            11  Statement re Computation of Per Share Earnings

            27  Financial Data Schedule



     (b) Reports on Form 8-K; No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     JAYHAWK  ACCEPTANCE  CORPORATION




Date:  November 13, 1996  By:  /s/ C. Fred Jackson
                               ----------------------------------------------------------
                               C. Fred Jackson
                               Senior Vice President, Chief Financial Officer
                               and Treasurer (Principal Financial and Accounting Officer)


                                     EXHIBIT INDEX



Exhibit Number  Description
--------------  ------------------------------------------------------------------------


          10.1  Letter Agreement, dated August 15, 1996, between the Company and C.
                Fred Jackson.

          10.2  Lease Agreement, dated October 29, 1996, between the Company, as
                Tenant, and Two Galleria Tower Limited, as Landlord.

          10.3  Lease Agreement, dated September 17, 1996, between the Company, as
                Tenant, and Equitable-Crow Tower 2001. Ltd, as Landlord.

          10.4  Promissory Note, dated October 1, 1996, between Jayhawk Medical, as borrower, and Nations Bank of Texas, N. A., as lender.

          10.5  Guaranty, dated October 1, 1996, between Jayhawk Medical, as borrower, Nations Bank of Texas, N. A., as lender, and Carl H. Westcott, as guarantor.

          10.6  Negative Pledge, dated October 1, 1996, between Jayhawk Medical, as borrower, and Nations Bank of Texas, N. A., as lender.

            11  Statement re Computation of Per Share Earnings

            27  Financial Data Schedule