Form 10-K405
period 1996-12-31
JAYHAWK ACCEPTANCE CORP
filed 1997-04-18
CIK 919988

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
                        ______________________________
  (Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from . . . . . . . to . . . . . . . .

                        Commission File Number 0-26410
                        JAYHAWK ACCEPTANCE CORPORATION
            (Exact name of registrant as specified in its charter)

                TEXAS                               75-2486444
    (State or other jurisdiction of              (I.R.S. employer
    incorporation or organization)             identification no.)

                                  BRYAN TOWER
                         2001 BRYAN STREET, SUITE 600
                              DALLAS, TEXAS 75201
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (214) 754-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of each class        Name of each exchange on which registered
        -------------------        -----------------------------------------
               None                                   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No ________
                                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

As of April 10, 1997, the aggregate market value of the shares of the registrant's common stock, $.01 par value (based upon the closing sale price of these shares on the Nasdaq National Market System on such date), held by nonaffiliates was $23 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X      No _____
                           -----

At April 10, 1997, there were 23,929,771 shares of Common Stock, $.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

                                     None.

================================================================================

                         See Exhibit Index on Page 66.

                        JAYHAWK ACCEPTANCE CORPORATION

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K


                                    PART I

Item 1.    Business........................................................  1
Item 2.    Properties......................................................  9
Item 3.    Legal Proceedings...............................................  9
Item 4.    Submission Of Matters To A Vote Of Security-Holders............. 10

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................. 11
Item 6.    Selected Financial Data......................................... 12
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 13
Item 8.    Financial Statements and Supplementary Data..................... 25
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................ 43

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant............. 44
Item 11.    Executive Compensation......................................... 47
Item 12.    Security Ownership of Certain Beneficial Owners and Management. 54
Item 13.    Certain Relationships and Related Transactions................. 56

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 59
Signature Page............................................................. 64

                                    PART I

ITEM 1.   BUSINESS
          --------

     Jayhawk Acceptance Corporation (the "Company") was founded in June 1993 and its principal executive offices are located at Bryan Tower, 2001 Bryan Street, Suite 600, Dallas, Texas.

CHAPTER 11 PROCEEDING

     In the fourth quarter of 1996, the Company reevaluated the overall profitability and credit quality of its existing pools of automobile installment sale contracts ("Contracts" or "Installment Contracts") purchased from participating automobile dealers ("Dealers") and determined to terminate its relationship with a number of its participating Dealers and to change the basis on which it was willing to purchase Contracts from others. As a result of these actions and because a continuing business relationship is an important factor in the Company's determination of the recoverability of Acquisition Payments (hereinafter defined) made to Dealers, on January 30, 1997 the Company announced a special charge in the fourth quarter of 1996 to increase its allowance for credit losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments; Chapter 11 Proceeding."

     The fourth quarter special charge caused the Company to be in noncompliance with a financial covenant under its primary revolving credit facility. Additionally, the Company's planned additional financings in January 1997 failed to materialize. The Company commenced discussions with its revolving lender (the "Revolving Lender") regarding the covenant violation and its cash needs in light of the failure to consummate the additional financings. The Company and its Revolving Lender were unable to agree on a method by which cash collections on the Company's Contracts could be used by the Company for purposes other than to repay revolving credit indebtedness. As advances under the facility exceeded the borrowing base on one of two borrowing base calculations, the Revolving Lender did not make requested additional advances under the facility and informed the Company that it intended to deliver to the Company a notice of default and a notice of acceleration under the credit facility. On February 7, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Petition") in the Northern District of Texas (the "Chapter 11 Proceeding"). The Company is managing its business subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). JMAC was not included in the Chapter 11 Petition, although it has been affected by the Company's filing of the Chapter 11 Petition. See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments; Chapter 11 Proceeding."

     Since the filing of the Chapter 11 Petition, the Company has been managing its business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its Revolving Lender's cash collateral through April 30, 1997, such authorization has been limited to the payment of expenses and purchase of Contracts in accordance with a court approved budget. See "Item 3. Legal Proceedings." As a result of these limitations and the lack of available borrowings, the Company has implemented a number of cost-saving measures. Among other things, since the filing of the Chapter 11 Petition, the Company has (i) tightened the criteria under which it is willing to purchase Contracts, (ii) changed the focus of its sales and marketing efforts from enrolling new Dealers into the Company's program to purchasing Contracts from existing Dealers whose pools are among the better performing pools owned by the Company, (iii) received significantly fewer Contracts from its participating Dealers for purchase consideration, (iv) purchased a materially lower volume of Contracts from its Dealers (819 and 326 Contracts during the months of February and March 1997, respectively, as compared with 5,929 and 8,405 Contracts during the months of February and March 1996, respectively), and (v) reduced its workforce by approximately 200 employees.

     The measures taken by the Company in connection with the Chapter 11 Proceeding and the decreased number of Contracts being submitted to the Company have caused the Company to recognize that it will not in the near future be doing the same level of business with its Dealers as it was doing prior to the filing of the Chapter 11 Petition. Because a continuing level of Contract purchases is an important factor in the Company's determination of the recoverability of Acquisition Payments made to Dealers, the Company reevaluated the adequacy of its allowance for credit losses. As a result of the reevaluation, the Company increased the previously-announced fourth quarter special charge to $66.5 million to increase its allowance for credit losses.

     The Company has been holding discussions with its primary lenders and Carl
H. Westcott, the Company's Chairman, Chief Executive Officer and principal shareholder, regarding the basis upon which they would support a plan of reorganization being prepared by the Company (the "Proposed Plan of Reorganization"). The Company has reached an agreement with Mr. Westcott on the terms on which he would support the Company's Proposed Plan of Reorganization and has reached an agreement with its Revolving Lender, the Company's largest creditor, regarding the use of such lender's cash collateral after April 30, 1997 and the terms under which such lender would support the Proposed Plan of Reorganization. Pursuant to this agreement, the Company, its Revolving Lender and Mr. Westcott entered into a Settlement Agreement (herein so called) pursuant to which, among other things, the Company and its Revolving Lender agreed to support and seek Bankruptcy Court approval of a proposed final cash collateral order (the "Proposed Final Cash Collateral Order"), and, subject to certain conditions, Mr. Westcott and the Revolving Lender agreed to support and vote in favor of the Proposed Plan of Reorganization. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments; Chapter 11 Proceeding."

     There can be no assurance that the Proposed Final Cash Collateral Order will be approved or that the Proposed Plan of Reorganization will be confirmed. Among other things, neither the Bankruptcy Court nor the creditors' committee appointed by the Bankruptcy Court has approved the terms of either the Proposed Final Cash Collateral Order or the Proposed Plan of Reorganization.

GENERAL

     The Company is a specialized financial services company that has principally been engaged in the business of serving Dealers by providing an indirect financing source to buyers of used vehicles with limited access to traditional sources of consumer credit. The Company believes that its program benefits participating Dealers by increasing their sales of used vehicles, reducing the financing constraints typically associated with extending credit to buyers with sub-prime credit histories and eliminating the burdens of receivables management and collection. The Company believes that its program also benefits the buyers of the vehicles by increasing their ability to purchase a vehicle and by providing an opportunity to establish or reestablish their credit standing.

     The Company's business involves purchasing Contracts from Dealers, secured by low-priced used vehicles that typically have been purchased by consumers with sub-standard credit histories--commonly referred to as "D credits." The Company has adopted a business model that mitigates the credit risk associated with its purchase of these Contracts by effectively cross-collateralizing Contracts purchased from a particular Dealer. The Company generally requires a Dealer to pay a nonrefundable fee (currently $4,500 for franchised new car Dealers and $2,500 for independent Dealers) at the time it executes the Dealer Agreement and, commencing with 1997, an annual fee of $1,000 for participation in the Company's program. Upon its purchase of an Installment Contract from a participating Dealer, the Company pays the Dealer an amount that generally approximates 50% (averaging 55% for Contracts purchased in 1996) of the principal amount of the Contract (an "Acquisition Payment"), although the actual amount of the Acquisition Payment will vary based upon the Company's assessment of the credit quality of the Dealer and the Contract and other factors. The Installment Contract then becomes part of a pool (a "Pool") of Installment Contracts purchased from the Dealer.

     The Company retains 100% of the principal and interest collected on Contracts included within the Pool ("Pool Receipts") until the Company has eliminated its credit risk related to the Pool. This was originally accomplished by the Company always retaining an amount equal to 20% of the Pool Receipts and retaining the remaining portion of the Pool Receipts until the Company recovered all Acquisition Payments to the Dealer for the Contracts included within the Pool and recouped 80% of the out-of-pocket collection costs relating to all Contracts included within the Pool. Thereafter, the Dealer was entitled to receive an amount equal to 80% of the Pool Receipts. In January 1997, the Company implemented refinements to its business model designed to increase the yield on its installments contracts receivable. Under the refined model, which applies to Contracts purchased on or after January 1, 1997, the Company always retains 100% of the interest collected on Contracts as its finance charge, and retains all of the principal collected on Contracts included within a Pool until the Company recovers all Acquisition Payments, collection costs and fees (currently generally 10% of the principal amount of the Contract) charged by the Company to the Dealer with respect to the Contracts included within the Pool. Once this threshold has been met, the Dealer is entitled to receive an amount equal to the principal collected on the Contracts within that Pool (a "Pool Distribution Payment"), while the Company continues to retain all interest collected on the Contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General" and "--Liquidity and Capital Resources."

     As a result of this business model, the performing Contracts within a Pool effectively secure the Company's recovery of Acquisition Payments paid with respect to any non-performing Contracts within the Pool. Because the Acquisition Payment generally approximates 50% (averaging 55% for Contracts purchased in 1996) of the principal amount of the Contract, the credit risk associated with the Company's purchase of Contracts is mitigated. Additionally, by tying the amount of the Pool Distribution Payment to the performance of a Pool purchased from the Dealer, the Company's program aims to align the interests of the Dealer and the Company in maximizing the quality of, and therefore the collections on, Contracts included within the Pool. However, risk does exist that Acquisition Payments made to a Dealer may not be fully recouped from the collections related to that Dealer's Pool(s) since the default rate on any individual Pool could be, and in cases has been, so extreme that collections are not sufficient to recover all Acquisition Payments paid by the Company with respect to the Contracts included within such Pool. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- General" and "--Liquidity and Capital Resources."

     In August 1996, the Company, through its wholly-owned subsidiary Jayhawk Medical Acceptance Corporation ("JMAC"), expanded its business into the elective health care market by offering an indirect financing source for elective health care procedures. As expenditures for elective surgery in 1994 are estimated to have been in excess of $10 billion with individual procedures in many cases exceeding $4,000, the Company believes that the elective health care market provides it with significant opportunities. As of March 31, 1997, the Company had enrolled 1,473 physicians into its elective health care program, purchased 3,381 loans and financed in excess of $12.3 million of elective surgery procedures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

AUTOMOTIVE FINANCE

     The Company's principal business has traditionally involved purchasing Installment Contracts, from Dealers, secured by low-priced used vehicles that typically have been purchased by consumers with sub-standard credit histories-- commonly referred to as "D credits."

     USED VEHICLE INDUSTRY

     The U.S. used vehicle market is highly fragmented with sales being made by individuals, on a private basis, the used vehicle departments of franchised new automobile dealerships and independent used vehicle dealers. It is estimated that retail sales of used vehicles by franchised new car dealers and independent dealers increased from approximately $141.0 billion in 1987 to $289.2 billion in 1994. In 1996, it is estimated that there were over 20,000 franchised new car dealerships and, the Company believes, over 50,000 used car dealers.

     Despite significant opportunities, many financial entities, such as banks, savings and loans, credit unions and captive automobile finance companies, do not consistently provide financing to the sub-prime consumer finance market. The Company believes these traditional lenders avoid this market because of its high credit risk and the associated necessary collection efforts. As a result, the "D credit" segment of the sub-prime automobile finance market is primarily served by smaller finance companies and Dealers that provide financing when and as their capital resources permit. See "--Competition."

     OPERATIONS

     Sales and Marketing

     Prior to the filing of the Chapter 11 Petition, the Company focused substantial sales and marketing efforts on enrolling new Dealers into the Company's program and increasing the number of Contracts such Dealers sold to the Company. Between December 31, 1993 and December 31, 1996, the number of Dealers participating in the Company's program increased from 92 to 3,648, and the Company's installment contracts receivable increased from $1,763,000 to $373,740,000.

     Since December 31, 1996 the Company has terminated its relationship with a significant number of its Dealers and changed the basis upon which it is willing to purchase Contracts from a number of others. Additionally, due to measures taken by the Company in connection with the Chapter 11 Proceeding and the decreased number of Contracts being submitted to the Company since January 30, 1997, the Company has purchased a materially lower volume of Contracts from its participating Dealers and suspended its sales and marketing efforts on enrolling new Dealers into the Company's program. The Company currently is focusing its sales and marketing efforts on purchasing Contracts from a limited number of Dealers whose Pools are among the better performing Pools owned by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dealer Due Diligence and Acceptance

     Prior to accepting a Dealer in the Company's program, the Company performs certain procedures designed to verify that the Dealer has obtained necessary licenses related to the origination and sale of Contracts and will operate within the Company's guidelines. These procedures include: (i) reviewing copies of necessary licenses related to the origination and sale of Contracts; (ii) performing a background investigation, which may include obtaining credit reports, accessing certain public data repositories and talking with local and state governmental agencies and the Better Business Bureau; (iii) generally requiring the Dealer to pay a non-refundable fee (currently $4,500 for franchised new car Dealers and $2,500 for independent Dealers); (iv) in most cases, requiring the Dealer to attend a one-day training seminar; and (v) requiring the Dealer to enter into a Dealer Agreement.

     Under the Dealer Agreement, a participating Dealer represents that it will only submit Contracts to the Company that satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle and comply with applicable federal and state laws. Participating Dealers generally receive a monthly report from the Company detailing all transactions on Contracts purchased from that Dealer, and, when applicable, a check from the Company for any payments to which the Dealer is entitled under the Dealer Agreement.

     The Dealer Agreement may be terminated for any reason by the Company or by the Dealer upon 30 days' prior written notice, or the Company may terminate the Dealer Agreement immediately upon an event of default by the Dealer. Events of default include: (i) assignment by the Dealer of its rights or duties under the Dealer Agreement, or any change in control of the Dealer without the prior consent of the Company; (ii) failure by the Dealer to remit to the Company on a timely basis payments with respect to Contracts purchased by the Company; (iii) failure to perform or observe covenants in the Dealer Agreement; (iv) breach by the Dealer of a representation in the Dealer Agreement; and (v) misrepresentation by the Dealer of any facts or circumstances related to Contracts submitted to the Company or a related vehicle or purchaser. Upon the Company's termination of a Dealer Agreement as a result of the Dealer's misrepresentation, the Company may require the Dealer to repurchase any Contract as to which a misrepresentation has been made. Otherwise, if the Dealer Agreement is terminated, the Company will not purchase any additional Contracts from the Dealer, but is generally required to continue making Pool Distribution Payments to the Dealer with respect to such Dealer's Pools.

     Contract Underwriting

     Facsimile Submittal. Contracts are originated by a participating Dealer at the time a vehicle is purchased. The purchaser of the vehicle enters into a Contract with the Dealer on a standardized retail installment contract form generally supplied by the Company. As the Company is not obligated to purchase Contracts originated by the Dealer, the closing of the vehicle sale and its delivery are generally coordinated to occur concurrently with the Company's preliminary purchase approval of the Contract. For preliminary purchase approval, the Dealers must submit to the Company, via facsimile, selected transaction and credit information. This information includes a completed, signed credit application which lists the applicant's residence, income, credit and employment history and certain other personal information, and a purchase order listing the financial details of the sales transaction. The information is then entered into the Company's computerized loan application system, which is used to determine whether the Contract will qualify for an Acquisition Payment and the amount thereof. A credit analyst then determines whether to approve an Acquisition Payment as submitted, decline an Acquisition Payment or conditionally approve it. Conditional approval of an Acquisition Payment may involve suggesting revised terms for the Contract in order for it to qualify for the Acquisition Payment that may have been requested by the Dealer, offering the Dealer a lower Acquisition Payment or requiring additional information about the customer and/or the vehicle being purchased. The Company will generally respond to all preliminary purchase approval requests within one hour of submission by the Dealer.

     Receipt of Contract Documents. Upon receipt of the original Contract and related documentation, the Company's loan operations personnel perform procedures to determine if the Contract meets the Company's requirements. The loan operations personnel verify that the Contract is mathematically correct and complies with certain provisions of Truth in Lending, Regulation Z and similar federal and state laws. The loan operations personnel also verify that all required loan documentation is present, including the documentation assigning to the Company a security interest in the purchased vehicle, proof of the applicant's physical residence and proof of the applicant's income.

     If the review process discloses errors or missing documents, the loan operations personnel will either book the Contract and hold the Acquisition Payment until the missing documentation is received or return the documentation to the Dealer for correction. The Acquisition Payment generally is remitted to the Dealer within 48 hours of the Company's receipt and verification of a complete and correct set of the Contract documentation.

     Information Systems

     The Company has invested significant resources into infrastructure and technology designed to support its operations and yield continuing benefits. The following summarizes the Company's current use of technology:

     Dealer Development and Support. The Company's proprietary computer system enables it to monitor the status of all transactions submitted by participating Dealers. Accordingly, Company personnel can determine the status of any Contract without leaving their workstations.

     Dealer Reporting. At month-end the Company's computer system generates dealer reports that provide each Dealer and the Company with summary information regarding all of the Contracts purchased from the Dealer.

     Contract Purchasing. The Company's computerized application processing system enables its underwriting personnel to evaluate the proposed transaction based upon a number of criteria, including: (i) the amount of the customer's down payment; (ii) the sales price of the vehicle in relation to its loan value; (iii) the creditworthiness of the customer;
     (iv) the make and model of the vehicle; and (v) the past performance of the subject Dealer's Pool; and generally respond to a Dealer's request for preliminary purchase approval of a Contract within one hour of the Dealer's submission of the required credit information.

     Contract Sales and Support. The Company's proprietary system evaluates the quality and quantity of business generated by Dealers. Based on such information, the system establishes monthly production targets for each Dealer, which are then used to establish production targets for the Company's dealer development personnel.

     Contract Documentation and Review. The Company's proprietary system enables the Company's Contract documentation personnel to process, review and book a high volume of Contracts as a result of the system's automation. The account information is entered at the time the Contract is purchased by the Company.

     Contract Accounting. The Company's automated Contract accounting system enables it to administer and process high volumes of transactions with high levels of system integrity.

     Collection, Repossession and Loss Recovery. The Company utilizes a mini-computer system that is specifically designed for extensive collection activities on sub-prime receivables. The system: (i) assigns accounts to specific user-defined work queues based on delinquency; (ii) adjusts collection letter content based on account status and events which are triggered by dates; (iii) records letters and customer service notations, as well as complete payment history information, for each account; and (iv) provides data that allows the Company to continually monitor and refine its collection techniques.

     Predictive Dialer. The system is interfaced with a predictive dialing and tracking system designed specifically for the collection industry. The predictive dialer is a combination of hardware and software that dials multiple telephone numbers simultaneously, based on parameters defined by management, for each customer service representative waiting to make contact with an account debtor. When a telephone connection is made, the account information is displayed on the customer service representative's terminal and the call is automatically passed to the customer service representative's headset. This process is instrumental in maintaining an efficient means of collecting delinquent accounts.

The Company has adopted procedures designed to minimize the effect of systems failures and other types of disasters, including routine backup and offsite storage of computer tapes and redundancy and "mirroring" of certain computer processes.

     Installment Contract Portfolio

     As of December 31, 1996, the Company's portfolio of Installment Contracts contained loans with an original term generally ranging from six to 36 months and with an average original term of approximately 28 months. The following table sets forth the volume, number and average size of Contracts purchased by the Company in each of the specified periods, the Company's installment contracts receivable at the end of each of such periods and the yield on the Company's installment contracts receivable during such period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary of the Company's operations after December 31, 1996.

                                                         FOR THE SEVEN                FOR THE YEAR ENDED
                                                         MONTHS ENDED                    DECEMBER 31,
                                                         DECEMBER 31,        --------------------------------------
                                                             1993                1994         1995         1996
                                                         -------------       -----------   -----------  -----------
Contracts purchased (in thousands)....................   $       2,353       $    52,997   $   219,605  $   441,605
Number of Contracts purchased.........................             476            12,674        44,495       77,117
Average size of gross contract receivable purchased...   $       4,943       $     4,182   $     4,935  $     5,726
Installment contracts receivable at period
  end (in thousands)..................................   $       1,763       $    35,114   $   167,491  $   373,740
Yield on installment contracts receivable/(1)/........             ---/(2)/        25.5%         17.5%        15.5%

_________________
/(1)/ Represents finance charge revenue for the period as a percentage of average installment contracts receivable for the period (derived by dividing the sum of installment contracts receivable as of the beginning and end of such period by two). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
/(2)/  Not meaningful.

  Servicing and Collections

  Customer service representatives monitor and manage the collection of their assigned Contracts supported by a computerized priority system and typically take action on Contracts within six days of a delinquency. The Company's computer system provides personnel with immediate access to all information contained in the customer's Contract and application, including the amount of the Contract, maturity, interest rate, vehicle and reference information and payment history. The Company's policy is to work with the delinquent customer to permit the customer to keep the vehicle and continue making payments. However, if the Company believes a delinquent customer will be unable to service the Contract in an acceptable manner or is dealing in bad faith, the Company typically will cause an outside agent to repossess the vehicle. Between its inception in June 1993 and December 31, 1996, the Company purchased an aggregate of 134,762 Contracts and repossessed and sold an aggregate of approximately 24,000 vehicles. The Company anticipates that as the average age of the Contracts included in its portfolio increases, the aggregate number of vehicles repossessed and sold by the Company as a percentage of the aggregate number of Contracts purchased will increase significantly. Repossessed vehicles are sold, after the expiration of the applicable redemption period, at wholesale auctions conducted by unaffiliated auctioneers or, in limited cases, through consignment to Dealers. The amount realized by the Company upon the sale of a repossessed vehicle is typically less than the amount owed under the related Contract. If after repossession and subsequent sale a material deficiency balance exists, the Company will generally pursue the customer for this amount either directly or through agents. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  COMPETITION

  The sub-prime consumer automobile finance market is highly competitive and fragmented. Although the Company does not believe that it currently competes with commercial banks, savings and loans, credit unions and captive automobile finance companies, it does face competition from a number of companies providing, or capable of providing, financing programs through Dealers to individual purchasers that cannot qualify for traditional financing. In part, this competition takes the form of Dealers operating their own "buy here, pay here" programs, although these Dealers are also part of the Company's target market. The Company believes that currently its primary competitor is Credit Acceptance Corporation, a publicly traded financial services company, which the Company believes currently services the greatest number of Contracts originated by "D credit" consumers. The Company also competes with numerous relatively small, regional consumer finance companies. Many of these competitors or potential competitors, including Credit Acceptance Corporation, have significantly greater resources than the Company and have pre-existing relationships with established Dealer networks. To the extent that any of such lenders significantly expand their activities in this market, the Company could be materially adversely affected. The Company believes that it competes primarily on the basis of the price paid for Contracts and service to its participating Dealers. The Company believes that its ability to compete has been adversely impacted by the Chapter 11 Proceeding. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  CUSTOMERS AND CONCENTRATION OF BUSINESS

  The Company purchases Installment Contracts from participating Dealers located throughout the United States. No single state accounted for more than 14% of the total number of Contracts purchased by the Company between December 31, 1995 and December 31, 1996 or between December 31, 1996 and March 31, 1997. Similarly, for the same periods, the top 10 states were geographically dispersed and accounted for less than 60% of the total number of Contracts purchased by the Company during such periods.

  No single Dealer accounted for more than 1% of the total number of Contracts purchased by the Company between December 31, 1995 and December 31, 1996 or between December 31, 1996 and March 31, 1997, and the groups of 25 Dealers that sold the greatest number of Contracts to the Company during such periods accounted for less than 11% of the total number of Contracts purchased by the Company during such periods.

ELECTIVE HEALTH CARE FINANCE

  In August 1996, the Company, through its wholly-owned subsidiary JMAC, expanded its business into the elective health care market by offering an indirect financing source for elective health care procedures. The Company's elective health care program is based on the business model used by the Company in its automotive finance business, although the Company has and will continue to make changes to its elective health care model. Currently, each participating physician pays the Company an annual fee (generally $1,500) to participate in the program. Upon the Company's purchase of a loan from a participating physician, it pays the physician an amount that generally approximates 60% of the principal amount of the loan. This percentage is higher than that paid Dealers, in part, because the obligors thereunder generally are "A," "B," and "C" credits as opposed to the "D credits" that generally participate in the Company's automotive finance program. Each loan then becomes part of a pool of loans purchased from the physician. The Company retains 100% of the principal and interest collected on loans included within the pool until the Company has eliminated its credit risk related to the pool. The Company is obligated to make a payment out of a pool if, at the end of any month, the cumulative total of all collections received by the Company on all loans in a pool exceeds the sum of (i) the cumulative total of all amounts paid by the Company to the physician for all loans in that pool, plus (ii) an amount equal to 15% of the aggregate total of the amount financed by all loans in the pool.

  As expenditures for elective surgery in 1994 are estimated to have been in excess of $10 billion with individual procedures in many cases exceeding $4,000, the Company believes that the elective health care market provides it with significant opportunities. As of March 31, 1997, the Company had enrolled 1,473 physicians into its elective health care program, purchased 3,381 loans and financed in excess of $12.3 million of elective surgery procedures. The Company's elective health care program incurred losses of approximately $1.0 million in the fourth quarter of 1996, and the Company anticipates that the program will continue to incur significant losses at least through the second quarter of 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

  Although the Company does not believe that JMAC currently directly competes with commercial banks, savings and loans, and credit unions, it does face competition from a number of companies capable of providing financing to individuals for elective health care procedures. To the extent that any of such lenders significantly expand their activities in this market, the Company could be materially adversely affected. Additionally, since the Company's elective health care program is based on the business model used by the Company in its automotive finance business, it is subject to many of the same risks affecting the Company's automotive finance business, including the risk that collections on loans purchased by the Company will not be sufficient to recover the amounts paid by the Company for such loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

REGULATION

  The Company's operations are subject to federal and state laws and regulations. Consumer lending laws generally require licensing of the lender and purchasers of consumer loans (including Contracts) and adequate disclosure of loan terms and impose limitations on the terms of consumer loans and on collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the Company's business is conducted under licenses issued by individual states and is also subject to the provisions of the federal Consumer Credit Protection Act and its related regulations. The Company maintains an internal compliance staff to stay informed of changes in applicable law.

  Due to the consumer-oriented nature of the industry in which the Company operates and uncertainties with respect to the application of various laws and regulations in certain circumstances, industry participants are named from time to time as defendants in litigation, including class action suits, involving alleged violations of federal and state consumer lending or other similar laws and regulations. See "Item 3. Legal Proceedings." A significant judgment against the Company in connection with any litigation could have a material adverse affect on the Company's financial condition and results of operations. In addition, if it were determined that a material number of Contracts or loans purchased by the Company involved violations of applicable lending laws by the Dealers or physicians, the Company's financial condition and results of operations could be materially adversely affected.

EMPLOYEES

  As of March 31, 1997, the Company had approximately 350 full time employees. None of the Company's employees are represented by a union. As a result of cash flow constraints, between the filing of the Chapter 11 Petition and March 31, 1997, the Company reduced its work force by approximately 200 employees.

ITEM 2.   PROPERTIES
          ----------

  The Company has two leases for an aggregate of approximately 57,380 square feet that it uses for its corporate offices in Dallas, Texas. Both leases are for a term ending June 30, 1997 and provide for aggregate monthly rent of approximately $53,000. Management believes that its current facilities are sufficient to meet its current needs and that alternative or additional space, as necessary, will be available on reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

  On February 7, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the Northern District of Texas. The Company is managing its business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. See "Item 1. Business- -Chapter 11 Proceeding" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations--Recent Developments; Chapter 11 Proceeding."

  The discussion below sets forth various aspects of the Chapter 11 Proceeding, but is not intended to be an exhaustive summary. For additional information regarding the effect on the Company of the Chapter 11 Proceeding, reference should be made to the Bankruptcy Code.

  Under Chapter 11, the Company, as a debtor-in-possession, is authorized to continue to operate its businesses; however, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where and when necessary.

  As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. On February 11, 1997, the Bankruptcy Court entered an interim order authorizing the Company's limited use of its Revolving Lender's cash collateral for the period from February 7, 1997 through February 28, 1997 and providing adequate protection for the Revolving Lender in the form of replacement liens in new Installment Contracts. On March 6, 1997, the Bankruptcy Court entered an interim order authorizing the Company's limited use of Prudential Securities Credit Corporation's ("Prudential's") cash collateral for the period of March 1, 1997 through May 31, 1997. The order further provided that the Company was to make payments to Prudential in an amount not less than $1.0 million dollars per month payable on March 15, April 15, and May 15, 1997. On March 14, 1997, the Bankruptcy Court entered a second interim order authorizing the Company's continued use of the Revolving Lender's cash collateral for the period from March 1, 1997 through March 31, 1997 and the Company's use of residual funds after payment of expenses to either purchase new Contracts or make additional loan repayments to the Revolving Lender. The order further provided that the Company was to make payments to the Revolving Lender in the amount of $4.0 million to reduce the principal amount of the Company's loan obligations to the Revolving Lender. On March 25, 1997, the Bankruptcy Court entered a third interim order authorizing the Company's continued use of the Revolving Lender's cash collateral for the period from April 1, 1997 through April 30, 1997 and the Company's use of residual funds after payment of expenses to either purchase new Contracts or make additional loan repayments to the Revolving Lender. The order further provided that the Company was to make payments to the Revolving Lender in the additional amount of $4.0 million to reduce the principal amount of the Company's loan obligations to the Revolving Lender. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments; Chapter 11 Proceeding."

  Under Chapter 11, all litigation and claims against the Company at the date of the filing have been stayed while the Company continues business operations as a debtor-in-possession. The Bankruptcy Code prohibits creditors who are subject to the jurisdiction of the Bankruptcy Court from suing the Company, either by commencement or continuation of a lawsuit or otherwise, unless the Bankruptcy Court terminates or modifies the automatic stay of litigation or otherwise authorizes payments by the Company.

  Under Chapter 11, an official committee of unsecured creditors is appointed and such committee has the right to review and object to certain business transactions and can participate in the formulation of any plan of reorganization. On March 18, 1997, an official committee of unsecured creditors (the "Creditors' Committee") was appointed pursuant to section 1102(a)(1) of the Bankruptcy Code. The Creditors' Committee is entitled to retain counsel and other professionals, in each case at the expense of the Company, if they are retained pursuant to an order of the Bankruptcy Court.

  As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations under the contract or lease, and "rejection" means that the Company is relieved of its obligations to perform further under the contract or lease and is subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The Company is studying executory contracts and unexpired leases to determine whether assumption or rejection is appropriate.

  Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Claims which were contingent or unliquidated at the commencement of the Chapter 11 Proceeding are generally allowable against the Company.

  In the normal course of its business, the Company is named as defendant in legal proceedings. These legal proceedings, which are prevented from proceeding because of the automatic stay provisions of the Bankruptcy Code, include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations and deceptive trade practices, among other things. The relief requested by plaintiffs varies, but often includes requests for compensatory, statutory and punitive damages. One proceeding in which the Company is a defendant has been brought as a putative class action and is pending in Federal District Court in Illinois. A class has yet to be certified in this case and the Company's motion to dismiss is presently pending. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          ---------------------------------------------------

  No matter was submitted to a vote of the Company's security-holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

  The Company's outstanding common stock, par value $.01 per share (the "Common Stock") was quoted on the Nasdaq National Market under the trading symbol "JACC" from the Company's initial public offering in August 1995 at $10.00 per share until the Chapter 11 Proceeding. Since the Chapter 11 Proceeding, the Common Stock has been quoted on the Nasdaq National Market under the trading symbol "JACC(Q)." The following table sets forth, for the periods indicated, the high and low closing sale prices as reported by the Nasdaq National Market.

                                                                  HIGH         LOW
                                                                  ----         ---
  Calendar 1995:
                    Third Quarter (since August 1)               15 3/8       12 3/4
                    Fourth Quarter                               14 5/8        8 5/8

  Calendar 1996:
                    First Quarter                                12 3/4       8
                    Second Quarter                               15 1/4       11 7/8
                    Third Quarter                                14 1/4       9 5/8
                    Fourth Quarter                               15 3/4       10 1/8

  Calendar 1997:
                    First Quarter                                11 15/16     1/2
                    Second Quarter (through April 10, 1997)      2 7/16       2

  On April 10, 1997, the closing  price for the Common Stock was $2 per share.

  As of March 31, 1997, the Common Stock was held by 175 holders of record. The Company believes that as of March 31, 1997, there were approximately 1,855 holders of Common Stock of record or through nominee or street name accounts with brokers.

  Since inception, the Company has not paid any dividends. The Company has no present plans to pay any cash dividends on its Common Stock and currently intends to retain its earnings to finance the growth and development of its business. In addition, the Company's revolving credit facility prohibits the payment of cash dividends without the lender's consent.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

  The selected historical financial data presented below as of and for the seven months ended December 31, 1993 and the years ended December 31, 1994, 1995 and 1996 are derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                          FOR THE SEVEN                          FOR THE
                                                           MONTHS ENDED                        YEAR ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                          --------------     ----------------------------------------------
STATEMENT OF OPERATIONS DATA:                                  1993               1994            1995            1996
                                                          --------------     --------------  --------------  --------------
Revenues:                                                                (dollars in thousands, except per share data)
  Finance charges.......................................  $        45        $     4,695     $    17,693     $    41,905
  Dealer fees...........................................           43              1,084           4,095           8,455
  Service Contracts.....................................           --                 --              --           3,206
                                                          --------------     --------------  --------------  --------------
       Total revenue....................................           88              5,779          21,788          53,566
Costs and expenses:
  Sales and marketing...................................          814              2,808           4,730           9,198
  Operating.............................................          720              4,622           7,408          16,654
  Provision for credit losses...........................            7                526           2,243          71,062
  Provision for service contract claims.................          ---                ---             ---           1,310
  Interest..............................................           51                305           1,320           6,268
                                                          --------------     --------------  --------------  --------------
       Total costs and expenses.........................        1,592              8,261          15,701         104,492
                                                          --------------     --------------  --------------  --------------
Income (loss) before income taxes.......................       (1,504)            (2,482)          6,087         (50,926)
Income taxes (benefit)..................................          ---                ---           1,187          (1,187)
                                                          --------------     --------------  --------------  --------------
Net income (loss).......................................  $    (1,504)       $    (2,482)    $     4,900     $   (49,739)
                                                          ==============     ==============  ==============  ==============

  Net income (loss) per common and equivalent share.....  $      (.11)       $      (.16)    $       .26     $     (2.17)
  Weighted average number of common and equivalent......       14,216             15,345          18,732          22,931
       shares outstanding (in thousands)

CASH FLOW DATA:
(Used in) provided by operating activities..............  $      (827)       $    (2,015)    $     6,093     $    8,194
Used in investing activities............................       (1,159)           (13,217)        (68,854)       (125,665)
Provided by financing activities........................        3,020             20,322          56,557         117,604
Net increase (decrease) in cash and cash equivalents....        1,034              5,090          (6,004)            133

                                                               1993               1994            1995            1996
                                                          --------------     --------------  --------------  --------------
BALANCE SHEET DATA:
Installment contracts receivable........................  $     1,763        $    35,114     $   167,491     $   373,740
Allowance for credit losses.............................           (7)              (533)         (2,308)        (73,635)
                                                          --------------     --------------  --------------  --------------
Installment contracts receivable, net...................        1,756             34,581         165,183         300,105
All other assets........................................        1,562              7,738           8,190          22,462
                                                          --------------     --------------  --------------  --------------
       Total assets.....................................  $     3,318        $    42,319     $   173,373     $   322,567
                                                          ==============     ==============  ==============  ==============

Dealer holdbacks, net...................................  $     1,038        $    20,239     $    82,373     $   159,075

Total debt..............................................        2,900              7,500          32,386         108,647

Other liabilities.......................................          764              2,571          10,034          14,661
Shareholders' equity (deficit)..........................       (1,384)            12,009          48,580          40,184
                                                          --------------     --------------  --------------  --------------
       Total liabilities and shareholders' equity.......  $     3,318        $    42,319     $   173,373     $   322,567
                                                          ==============     ==============  ==============  ==============

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RECENT DEVELOPMENTS; CHAPTER 11 PROCEEDING

     GENERAL. In the fourth quarter of 1996, the Company reevaluated the overall profitability and credit quality of existing Dealers' pools and determined to terminate its relationship with a number of Dealers and to change the basis on which it was willing to purchase Contracts from others. As a result of these actions and because a continuing business relationship is an important factor in the Company's determination of the recoverability of Acquisition Payments made to Dealers, on January 30, 1997 the Company announced a special charge of $15.5 million in the fourth quarter of 1996 to increase its allowance for credit losses.

     The fourth quarter special charge caused the Company to be in noncompliance with a financial covenant under its primary revolving credit facility. Additionally, the Company's planned additional financings in January 1997 failed to materialize. The Company commenced discussions with its Revolving Lender regarding the covenant violation and its cash needs in light of the failure to consummate the additional financings. The Company and its Revolving Lender were unable to agree on a method by which cash collections on the Company's Contracts could be used by the Company for purposes other than to repay revolving credit indebtedness. As advances under the facility exceeded the borrowing base on one of two borrowing base calculations, its Revolving Lender did not make requested additional advances under the facility and informed the Company that it intended to deliver to the Company a notice of
default and a notice of acceleration under the credit facility.   On February 7,
1997, the Company filed for protection under Chapter 11 of the Bankruptcy Code. Neither JMAC nor any other subsidiary of the Company was included in the Chapter 11 Petition.

     Since the filing of the Chapter 11 Petition, the Company has been managing its business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its Revolving Lender's cash collateral through April 30, 1997, such authorization has been limited to the payment of expenses and purchase of Contracts in accordance with a court approved budget. See "Item 1. Business-- Chapter 11 Proceeding" and "Item 3. Legal Proceedings." As a result of these limitations and the lack of available borrowings, the Company has implemented a number of cost-saving measures. Among other things, since the filing of the Chapter 11 Petition, the Company has (i) tightened the criteria under which it is willing to purchase Contracts, (ii) changed the focus of its sales and marketing efforts from enrolling new Dealers into the Company's program to purchasing Contracts from existing Dealers whose pools are among the better performing Pools owned by the Company, (iii) received significantly fewer Contracts from its participating Dealers for purchase consideration, (iv) purchased a materially lower volume of Contracts from its Dealers (819 and 326 Contracts during the months of February and March 1997, respectively, as compared with 5,929 and 8,405 Contracts during the months of February and March 1996, respectively), and (v) reduced its workforce by approximately 200 employees.

     The measures taken by the Company in connection with the Chapter 11 Proceeding and the decreased number of Contracts being submitted to the Company have caused the Company to recognize that it will not in the near future be doing the same level of business with its Dealers as it was doing prior to the filing of the Chapter 11 Petition. Because a continuing level of Contract purchases is an important factor in the Company's determination of the recoverability of Acquisition Payments made to Dealers, the Company reevaluated the adequacy of its allowance for credit losses. As a result of this reevaluation, the Company increased the previously-announced fourth quarter special charge to $66.5 million to increase its allowance for credit losses.

     However, the Company believes collections from its prepetition Contracts and from Contracts purchased subsequent to such filing will provide sufficient cash to consummate its Proposed Plan of Reorganization.

      JMAC. JMAC was formed in August 1996 to provide an indirect source of financing for elective health care procedures. As of March 31, 1997, JMAC had enrolled 1,473 physicians into its elective health care program, purchased 3,381 loans and financed in excess of $12.3 million of elective surgery procedures. JMAC incurred losses of approximately $1.0 million in the fourth quarter of 1996, and the Company anticipates that JMAC will continue to incur losses at least through the second quarter of 1997.

     Although JMAC was not a party to the Company's Chapter 11 Petition, the Company's filing of the Chapter 11 Petition has affected JMAC. JMAC had loaned approximately $7.1 million to the Company (the "JMAC Claim") prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court has prohibited the Company from providing JMAC with any cash to finance its operations, including any repayment of the JMAC Claim. Additionally, after the Company filed its Chapter 11 Petition, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, between January 30, 1997 and April 11, 1997, Mr. Westcott, the Company's Chairman of the Board, Chief Executive Officer and principal shareholder, made seven loans to JMAC in the aggregate principal amount of $6,950,000 (the "Westcott Loans"). Additionally, at the request of JMAC's revolving credit lender, on February 28, 1997, Mr. Westcott purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the facility (together with the Westcott Loans, the "Westcott Indebtedness"). On April 14, 1997, Mr. Westcott and JMAC entered into a Preferred Stock Purchase Agreement (herein so called), pursuant to which Mr. Westcott purchased from JMAC 20,000 shares of JMAC's Series A Redeemable, Convertible Preferred Stock (the "JMAC Preferred Stock") in exchange for $2.0 million of the Westcott Indebtedness and, subject to certain limitations, committed to purchase up to an additional 30,000 shares of JMAC Preferred Stock for $100 per share. See "Item 13. Certain Relationships and Related Transactions."

     Pursuant to the Preferred Stock Purchase Agreement, Mr. Westcott also agreed to support and vote in favor of the Company's plan of reorganization if the plan is confirmed by the Bankruptcy Court no later than October 2, 1997 and contains the following provisions (the "Westcott Designated Provisions") (or, in lieu of any of the Westcott Designated Provisions, such other provisions substantially similar to the Westcott Designated Provisions as are reasonably acceptable to Mr. Westcott): (i) payment in full by the Company within six months following confirmation of the plan of reorganization of the JMAC Claim in accordance with an amortization schedule reasonably acceptable to Mr. Westcott (which payments have been assigned to Mr. Westcott and are to be used to repay a portion of the Westcott Indebtedness) and (ii) the exchange, as soon as practicable after the plan of reorganization is confirmed, of the JMAC Preferred Stock for that number of shares of the Company's common stock equal to the amount derived by dividing the redemption price of the JMAC Preferred Stock at the confirmation date by an amount equal to 75% of the average of the last reported daily sale price per share of the Company's common stock on the Nasdaq National Market during the period commencing with the twentieth trading day preceding the date the plan of reorganization is confirmed and continuing for a period ending on the twentieth trading day following the date the plan of reorganization is confirmed. Mr. Westcott's support of the Proposed Plan of Reorganization is required because it provides that he will personally guarantee $10.0 million of the Revolving Lender's post-Chapter 11 Petition indebtedness.

     Each outstanding share of JMAC Preferred Stock (i) has a liquidation value equal to the sum of $100 plus $1.50 for each calendar month or portion thereof that then has elapsed from and including April 1997 (the sum of such amounts being referred to as the "Liquidation Value"), (ii) except as required by law, entitles the holder thereof to one vote per share voting with the holders of JMAC's common stock (which results in Mr. Westcott having voting control of JMAC as long as he owns the JMAC Preferred Stock), (iii) is redeemable at any time prior to conversion at a redemption price equal to the Liquidation Value, provided that at the time of such redemption all indebtedness owing by JMAC to Mr. Westcott and certain affiliated parties (including without limitation the Westcott Indebtedness) has been paid in full, and (iv) is convertible at any time after the earlier of April 15, 1998, 30 days after any person or entity, other than Mr. Westcott or certain of his affiliates, becomes the beneficial owner of 25% or more of the combined voting power of all outstanding securities of the Company with the intention of changing or influencing control of the Company, or the occurrence of certain other specified events, into that number of shares of JMAC's common stock as shall be equal to the quotient of the number of shares of JMAC's common stock, which after issuance, would be equal to 95% of all shares of JMAC's common stock outstanding on the date the first share of JMAC Preferred Stock is converted divided by the number of shares of JMAC Preferred Stock authorized for issuance (currently 50,000), subject to adjustment. See "--Proposed Plan of Reorganization," "Item 1. Business--Chapter 11 Proceeding" and "Item 13. Certain Relationships and Related Transactions."

     PROPOSED PLAN OF REORGANIZATION. The Company has been holding discussions with its primary lenders and Mr. Westcott regarding the basis upon which they would support the Proposed Plan of Reorganization being prepared by the Company. The Company has reached an agreement with Mr. Westcott on the terms on which he would support the Company's Proposed Plan of Reorganization (see "--JMAC" above) and has reached an agreement with its Revolving Lender, the Company's largest creditor, regarding the use of such lender's cash collateral after April 30, 1997 and the terms under which such lender would support the Proposed Plan of Reorganization. Pursuant to this agreement, the Company, its Revolving Lender and Mr. Westcott entered into a Settlement Agreement pursuant to which, among other things, the Company and its Revolving Lender agreed to support and seek Bankruptcy Court approval of the Proposed Final Cash Collateral Order and, subject to certain conditions, the Company, Mr. Westcott and the Revolving Lender agreed to support and vote in favor of the Proposed Plan of Reorganization.

     Under the Proposed Final Cash Collateral Order, subject to certain conditions, the Company generally would be authorized to continue using its Revolving Lender's cash collateral after April 30, 1997 for the payment of expenses, the purchase of new Contracts and additional loan repayments to its Revolving Lender, in each case in accordance with a budget to be approved by its Revolving Lender and the Bankruptcy Court. The Proposed Final Cash Collateral Order would also generally require the Company to (i) repay the Company's indebtedness to its Revolving Lender (approximately $55.4 million principal amount as of April 11, 1997) in monthly installments of principal ranging from $4.0 million in May 1997 to $3.0 million in August 1998, with the balance being due in full in September 1998, in each case together with accrued interest, and
(ii) make certain additional principal payments to its Revolving Lender to the extent actual collections with respect to certain Contracts exceed the Company's projected collections on such Contracts or are less than 85% of the Company's projected collections on such Contracts. To safeguard the Revolving Lender against diminution in the value of its pre-Chapter 11 Petition collateral, under the Proposed Final Cash Collateral Order the Revolving Lender would receive replacement liens on all Contracts purchased by the Company; provided that if the Proposed Plan of Reorganization does not become effective on or before July 31, 1997, the Company would be deemed to have granted to its Revolving Lender a replacement lien on the Company's ownership interest in Jayhawk Funding Trust I (herein so called), a special purpose Delaware business trust wholly owned by the Company and formed for the purpose of effecting the Company's securitization transactions (see Note 6 of the Notes to Consolidated Financial Statements), and the Revolving Lender would generally be obligated to release its liens on all Contracts purchased by the Company after March 1, 1997 and certain other assets.

     The Proposed Plan of Reorganization would provide for full payment to all creditors and include seven classes of claims and one class of equity interests, in addition to administrative expense claims, comprised of Other Priority Claims (Class 1), which consist of claims, other than administrative expense claims and priority tax claims, entitled to priority in right of payment under section 507(a) of the Bankruptcy Code; the Secured Revolving Lender Claim (Class 2), which consists of claims and liens arising under or related to the Company's pre-petition revolving credit agreement, including $55.4 million principal amount of indebtedness at April 11, 1997; the Secured Prudential Claim (Class
3), which consists of claims and liens arising under or related to the Trust Shares Pledge Agreement between the Company and Prudential dated December 23 1996, including $4.0 million principal amount of indebtedness at April 11, 1997; Other Secured Claims (Class 4), of which the Company believes there are none; Unsecured Claims (Class 5), which consist of any claim that is not an administrative expense claim, priority tax claim, Other Priority Claim, Secured Revolving Lender Claim, Secured Prudential Claim, Other Secured Claim, Dealer Claim or JMAC Claim and are estimated by the Company to be approximately $3.0 million at April 11, 1997; Dealer Claims (Class 6), which consist of those claims arising under Dealer Agreements between the Company and Dealers; and the JMAC Claim (Class 7). In addition, the Proposed Plan of Reorganization will include the Designated Provisions and will require that Mr. Westcott guaranty $10.0 million principal amount of the Secured Revolving Lender Claim. See "-- JMAC."

     The Proposed Plan of Reorganization would provide for distributions substantially as follows: (i) administrative expense claims (provided that administrative expense claims relating to obligations incurred in the ordinary course of business during the pendency of the Chapter 11 Proceeding or assumed by the Company will be paid in accordance with the terms and conditions of the transactions or agreements relating thereto), priority tax claims, Other Priority Claims, Other Secured Claims (provided that, in the alternative, the Company would be entitled to elect, at its sole option, to reinstate the Other Secured Claims or return the collateral securing such claims to the holders of Other

Secured Claims), and Dealer Claims (Dealer Claims would be paid, within twenty days of the effective date of the Proposed Plan of Reorganization (the "Effective Date"), amounts to which the Dealers are entitled under the Dealer Agreements as of the Effective Date and any additional payments would be made as they become due; provided that a Dealer may elect to accept a lesser amount payable in a lump sum, as provided in the Proposed Plan of Reorganization, in full satisfaction of any payments that the Dealer is, or may become, entitled to under the Dealer Agreement) will receive payment, in full, in cash, as of the Effective Date or as soon thereafter as is practicable, to the extent that such claims are claims allowed by the Bankruptcy Court; (ii) the Secured Revolving Lender Claim would be paid in substantially the same manner as in the Proposed Final Cash Collateral Order and would be secured by the same assets as would secure such claim under the Proposed Final Cash Collateral Order after July 31, 1997, (iii) the Secured Prudential Claim would be paid in full and would continue to be secured by the Company's ownership interest in Jayhawk Funding Trust I; (iv) the JMAC Claim and Unsecured Claims would each be paid in two equal installments, including interest; and (v) all holders of the Company's common stock would retain such stock.

     There can be no assurance that the Proposed Final Cash Collateral Order will be approved or that the Proposed Plan of Reorganization will be confirmed on substantially the same terms as described above. Among other things, neither the Bankruptcy Court nor the Creditors' Committee has approved the terms of either the Proposed Final Cash Collateral Order or the Proposed Plan of Reorganization.

GENERAL

     The Company is a specialized financial services company that has principally been engaged in the business of serving Dealers by providing an indirect financing source to buyers of used vehicles with limited access to traditional sources of consumer credit. See "--Recent Developments; Chapter 11 Proceeding" and --Liquidity and Capital Resources." The Company believes that its program benefits participating Dealers by increasing their sales of used vehicles, reducing the financing constraints typically associated with extending credit to buyers with sub-prime credit histories and eliminating the burdens of receivables management and collection. The Company believes that its program also benefits the buyers of the vehicles by increasing their ability to purchase a vehicle and by providing an opportunity to establish or reestablish their credit standing.

     The Company's business involves purchasing Installment Contracts, from Dealers, secured by low-priced used vehicles that typically have been purchased by consumers with sub-standard credit histories--commonly referred to as "D credits." The Company has adopted a business model that mitigates the credit risk associated with its purchase of these Contracts by effectively cross-collateralizing Contracts purchased from a particular Dealer. The Company generally requires a Dealer to pay a nonrefundable fee (currently $4,500 for franchised new car Dealers and $2,500 for independent Dealers) at the time it executes the Dealer Agreement and, commencing with 1997, an annual fee of $1,000 for participation in the Company's program. Upon its purchase of an Installment Contract from a participating Dealer, the Company pays the Dealer an amount that generally approximates 50% (averaging 55% for Contracts purchased in 1996) of the principal amount of the Contract, although the actual amount of the Acquisition Payment will vary based upon the Company's assessment of the credit quality of the Dealer and the Contract and other factors. The Installment Contract then becomes part of a Pool of Installment Contracts purchased from the Dealer.

     The Company retains 100% of the principal and interest collected on Contracts included within the Pool ("Pool Receipts") until the Company has eliminated its credit risk related to the Pool. This was originally accomplished by the Company always retaining an amount equal to 20% of the Pool Receipts and retaining the remaining portion of the Pool Receipts until the Company recovered all Acquisition Payments to the Dealer for the Contracts included within the Pool and recouped 80% of the out-of-pocket collection costs relating to all Contracts included within the Pool. Thereafter, the Dealer was entitled to receive an amount equal to 80% of the Pool Receipts. In January 1997, the Company implemented refinements to its business model designed to increase the yield on its installments contracts receivable. Under the refined model, which applies to Contracts purchased on or after January 1, 1997, the Company always retains 100% of the interest collected on Contracts as its finance charge, and retains all of the principal collected on Contracts included within a Pool until the Company recovers all Acquisition Payments, collection costs and fees (currently generally 10% of the principal amount of the Contract) charged by the Company to the Dealer with respect to the

Contracts included within the Pool. Once this threshold has been met, the Dealer is entitled to receive a Pool Distribution Payment equal to the principal collected on the Contracts within that Pool, while the Company continues to retain all interest collected on the Contracts.

     As a result of the Company's business model, the performing Contracts within a Pool effectively secure the Company's recovery of Acquisition Payments paid with respect to any non-performing Contracts within the Pool. Because the Acquisition Payment generally approximates 50% (averaging 55% for Contracts purchased in 1996) of the principal amount of the Contract, the credit risk associated with the Company's purchase of Contracts is mitigated. Additionally, by tying the Pool Distribution Payment to the performance of a Pool purchased from the Dealer, the Company's program aims to align the interests of the Dealer and the Company in maximizing the quality of, and therefore the collections on, Contracts included within the Pool. However, risk does exist that Acquisition Payments made to a Dealer may not be fully recouped from the collections related to that Dealer's Pool(s) since the default rate on any individual Pool could be, and in cases has been, so extreme that collections are not sufficient to recover all Acquisition Payments paid by the Company for such Contracts. See "--Recent Developments; Chapter 11 Proceeding."

     Historically, the Company permitted a Dealer to "close" an existing Pool and establish a "new" Pool each time the Dealer had sold at least 100 Contracts to the Company by paying a fee to the Company (generally $2,500). Thereafter, any Contracts purchased by the Company from the Dealer would be included in the Dealer's "new" Pool. Since January 1, 1997, the Company will generally automatically and without charge "close" an existing Pool and establishes a "new" Pool upon the anniversary of a Dealer Agreement if at least 25 Contracts have been purchased by the Company from that Dealer and each time the Dealer has sold at least 100 Contracts to the Company. Since a Dealer is entitled to Pool Distribution Payments from a Pool only after the Company recovers all Acquisition Payments paid to the Dealer in connection with Contracts included within the Pool, the "closing" of a Dealer's Pool and inclusion of all Contracts subsequently purchased from the Dealer in a "new" Pool result in the Dealer receiving Pool Distribution Payments sooner than would otherwise be the case. However, notwithstanding a Dealer's establishment of "new" Pools, the Dealer Agreement provides that if Pool Receipts with respect to any Pool of a Dealer are insufficient to recover the Acquisition Payments paid for Contracts within that Pool, the Company may recover such Acquisition Payments from Pool Receipts to any other Pool of such Dealer, which effectively cross-collateralizes Contracts within and among a Dealer's Pools.

     With respect to Contracts purchased prior to 1997, upon the Company's purchase of a Contract, the Company recorded the gross amount of the Contract as a gross contract receivable. At that time, the Company also recorded an amount equal to 20% of the gross contract receivable as its unearned finance charges and an amount equal to 80% of the gross contract receivable as a dealer holdback. For balance sheet presentation purposes, the unearned finance charges were subtracted from the gross contract receivable. Similarly, for balance sheet presentation purposes, dealer holdbacks were shown net of Acquisition Payments made by the Company to the Dealer. With respect to Contracts purchased on or after January 1, 1997, upon the Company's purchase of a Contract, the Company records the gross amount of the Contract as a gross contract receivable and records the finance charge which has not been earned as unearned finance charge. For balance sheet presentation purposes, the unearned finance charge is subtracted from the gross contract receivable. The Company also records an amount equal to the principal amount of the gross contract receivable as a dealer holdback, which is shown net of Acquisition Payments. See Notes 1, 3, and 5 of the Notes to Consolidated Financial Statements.

     The Company's program is designed to cause a Dealer to charge an interest rate on Contracts equal to the lesser of 20% per annum and the highest lawful rate. As the Company believes that "D credit" consumers will have few if any credit alternatives offering interest rates below such rate, it does not believe that its revenues will be adversely impacted by changes in interest rates. The Company's Contracts are (i) secured by the related vehicle; (ii) short-term in duration (generally six to 36 months with an average original term of approximately 28 months for Contracts purchased in 1996) and (iii) cross-collateralized within and among a Dealer's Pool(s).

      In August 1996, the Company, through its wholly owned subsidiary JMAC, expanded its business into the elective health care market by offering an indirect financing source for elective health care procedures. As expenditures for elective surgery in 1994 are estimated to have been in excess of $10 billion with individual procedures in many cases exceeding $4,000, the Company believes that the elective health care market provides it with significant opportunities. As of March 31, 1997, the Company had enrolled 1,473 physicians into its elective health care program, purchased 3,381 loans and financed in excess of $12.3 million of elective surgery procedures. The Company's elective health care program incurred losses of approximately $1.0 million in the fourth quarter of 1996, and the Company anticipates that the program will continue to incur losses at least through the second quarter of 1997.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to total revenue for the periods indicated.

                                                        PERCENTAGE OF TOTAL REVENUE
                                                -----------------------------------------------------
                                                FOR THE SEVEN                 FOR THE
                                                MONTHS ENDED                YEAR ENDED
                                                DECEMBER 31,               DECEMBER 31,
                                                               --------------------------------------
                                                    1993         1994          1995          1996
                                                ------------   --------     ----------    -----------
Revenues:
Finance charges.............................         51.1%        81.2%         81.2%         78.2%
Dealer fees.................................         48.9         18.8          18.8          15.8
Service Contracts...........................          ---          ---           ---           6.0
                                                ------------   --------     ----------    -----------
Total revenue...............................        100.0        100.0         100.0         100.0
Costs and expenses:
Sales and marketing.........................        925.0         48.6          21.7          17.2
Operating...................................        818.2         80.0          34.0          31.1
Provision for credit losses.................          8.0          9.1          10.3         132.7
Provision for service contract
   claims...................................          ---          ---           ---           2.4
Interest....................................         58.0          5.3           6.1          11.7
                                                ------------   --------     ----------    -----------
Total costs and expenses....................      1,809.2        143.0          72.1         195.1
                                                ------------   --------     ----------    -----------
Income (loss) before income taxes...........     (1,709.2)       (43.0)         27.9         (95.1)
Income taxes................................          ---          ---           5.4          (2.3)
                                                ------------   --------     ----------    -----------
Net income (loss)...........................     (1,709.2)%      (43.0)%        22.5%        (92.9)%
                                                ============   ========     ==========    ===========

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Total Revenue. Total revenue increased from $21.8 million for the year ended December 31, 1995 to $53.6 million for the same period in 1996, an increase of $31.8 million or 145.9%. The increase was primarily due to increased finance charges resulting from the increased number of Installment Contracts held in the Company's portfolio. Finance charges increased from $17.7 million for the year ended December 31, 1995 to $41.9 million for the same period in 1996, an increase of $24.2 million or 136.7%. The Company purchased 77,117 Installment Contracts during the year ended December 31, 1996, an increase of 73.3% over the same period in 1995. The Company's installment contracts receivable increased from $167.5 million as of December 31, 1995, to $373.7 million as of December 31, 1996, an increase of $206.2 million or 123.1%. Dealer fees also contributed to the increase in total revenue. Dealer fees increased from $4.1 million for the year ended December 31, 1995 to $8.5 million for the same period in 1996, an increase of $4.4 million or 106.5%. Service contract revenue was $3.2 million for the year ended December 31, 1996. The Company recognized no service contract revenue during the year ended December 31, 1995, as the Company did not offer the service contract program to its Dealers at that time. As a result of changes in the way Dealers are compensated for selling service contracts, the Company expects service contract revenue to decrease significantly in the future. Revenue from the Company's elective health care program for the year ended December 31, 1996 was $.4 million. The average annualized yield on the Company's installment contract portfolio decreased from 17.5% to 15.5% for the years ended December 31, 1995 and December 31, 1996, respectively. The decrease in the average annualized yield is primarily attributable to the longer average original term of Contracts purchased in 1996 when compared with 1995 and, to a lesser extent, the higher percentage of non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio during 1996 when compared with 1995. The average original term of Contracts purchased in 1996 was 28 months as compared with 21 months in 1995, an increase of 7 months or 33.3%. Non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio increased from 19.7% at December 31, 1995 to 31.4% at December 31, 1996. Due to the current and expected future reduced level of Contract purchases, the Company anticipates that the average age of the Contracts included within its portfolio will increase, which will result in a significant increase in non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio.

     As a result of measures taken by the Company in connection with the Chapter 11 Proceeding and the decreased number of Contracts being submitted to the Company, the Company anticipates reporting materially lower volumes of Contract purchases in the foreseeable future, which will result in decreased finance charges, dealer fees and service contract revenue. See "--Recent Developments; Chapter 11 Proceeding."

     Sales and Marketing. Sales and marketing expenses increased from $4.7 million for the year ended December 31, 1995 to $9.2 million for the same period in 1996, but decreased as a percentage of total revenue from 21.7% for the year ended December 31, 1995 to 17.2% for the year ended December 31, 1996. The dollar increase in sales and marketing expenses is primarily a result of the effort by the Company to expand the number of Dealers participating in the Company's program and $0.8 million of expenses related to the launch of the Company's elective health care program. The decrease in sales and marketing expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

     Operating Expenses. Operating expenses increased from $7.4 million for the year ended December 31, 1995 to $16.7 million for the same period in 1996, an increase of $9.3 million or 125.7%, and decreased as a percentage of total revenue from 34.0% for the year ended December 31, 1995 to 31.1% for the year ended December 31, 1996. The dollar increase in operating expenses is primarily a result of the overall expansion in the Company's operations, including $1.1 million of expenses related to the launch of the Company's elective health care program. The decrease in operating expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue. As a result of the anticipated decline in revenues, the Company believes that it is likely that its operating expenses as a percentage of revenues will increase in the future. See "--Recent Developments; Chapter 11 Proceeding."

     Provision for Credit Losses. The amount provided for credit losses increased from $2.2 million for the year ended December 31, 1995 to $71.1 million for the same period in 1996. The increase in provision for credit losses was primarily attributable to a special charge of $66.5 million taken in the fourth quarter of 1996. See "--Recent Developments; Chapter 11 Proceeding" and "--Credit Loss Policy."

     Provision for Service Contract Claims. The Company provided $1.3 million for service contract claims for the year ended December 31, 1996. No amount was provided for the year ended December 31, 1995, as the Company did not offer the service contract program at that time.

     Interest Expense. Interest expense increased from $1.3 million during the year ended 1995 to $6.3 million during the same period in 1996. This increase was due to higher average borrowings used to fund operations and the purchase of Contracts.

     Income Taxes. The Company's effective income tax rate was (2.3)% for the year ended December 31, 1996, as compared with an effective income tax rate of 19.5% for the same period in 1995. See Note 9 of the Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Total Revenue. Total revenue increased from $5.8 million for the year ended December 31, 1994 to $21.8 million for the year ended December 31, 1995, an increase of approximately $16.0 million or 275.9%. The increase was primarily due to increased finance charges resulting from the increased number of Installment Contracts held in the Company's portfolio and, to a lesser extent, a $688 (19.3%) increase in the average Contract size. Finance charges increased from $4.7 million for the year ended December 31, 1994 to $17.7 million for the year ended December 31, 1995, an increase of approximately $13.0 million or 276.6%. The Company purchased 44,496 Installment Contracts during 1995, an increase of 251.1% over 1994, and the Company's installment contracts receivable increased from $35.1 million as of December 31, 1994 to $167.5 million as of December 31, 1995, an increase of $132.4 million or 377.2%. Dealer fees also contributed to the increase in total revenue. Dealer fees increased from $1.1 million for the year ended December 31, 1994 to $4.1 million for the year ended December 31, 1995, an increase of $3.0 million or 272.7%. The number of Dealers enrolled in the Company's program increased from 661 as of December 31, 1994 to 1,962 as of December 31, 1995, an increase of 1,301 Dealers or 196.8%. The average annualized yield on the Company's portfolio decreased from 25.5% to 17.5% for the years ended December 31, 1994 and December 31, 1995, respectively. The decrease in the average annualized yield is primarily attributable to the longer average original term of Contracts purchased in 1995 when compared with 1994 and, to a lesser extent, the higher percentage of non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio during 1995 when compared with 1994. The average original term of Contracts purchased in 1995 was 21 months as compared with 18 months in 1994, an increase of three months or 16.7%. Non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio increased from 12.5% at December 31, 1994 to 19.7% at December 31, 1995. This increase was due in part to an increase in the average age of the Contracts included within the portfolio between the respective periods. See "--Credit Loss Policy."

     Sales and Marketing. Sales and marketing expenses increased from $2.8 million for the year ended December 31, 1994 to $4.7 million for the year ended December 31, 1995, but decreased as a percentage of total revenue from 48.6% for the year ended December 31, 1994 to 21.7% for the year ended December 31, 1995. The dollar increase in sales and marketing expenses was primarily a result of the continued effort by the Company to expand the number of Dealers participating in the Company's program. The decrease in sales and marketing expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

     Operating Expenses. Operating expenses increased from $4.6 million for the year ended December 31, 1994 to $7.4 million for the year ended December 31, 1995, an increase of $2.8 million or 60.9%, but decreased as a percentage of total revenue from 80.0% for 1994 to 34.0% for 1995. The dollar increase in operating expenses is primarily a result of the overall expansion in the Company's operations. The decrease in operating expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

     Provision for Credit Losses. The amount provided for credit losses increased from $526,000 for the year ended December 31, 1994 to $2.2 million for the year ended December 31, 1995, an increase of $1.7 million or 323.2%, and increased as a percentage of total revenue from 9.1% for 1994 to 10.3% for 1995. The increase in the amount provided for credit losses as a percentage of total revenue was primarily the result of the increase in the Company's installments contracts receivable between 1994 and 1995 and an increase in the number of non-accrual contracts within the Company's portfolio between 1994 and 1995. The amount provided for credit losses as a percentage of installment contracts receivable outstanding at the end of the applicable period decreased from 1.5% for 1994 to 1.3% for 1995. See "--Credit Loss Policy."

     Interest Expense. Interest expense increased from $305,000 for the year ended December 31, 1994 to $1.3 million for the year ended December 31, 1995. The increase was due to higher average borrowings used to fund operations and the purchase of Contracts.

     Income Taxes. The Company's effective income tax rate was 19.5% for the year ended December 31, 1995, as compared with an effective income tax rate of 0% for the same period in 1994. See Note 9 of the Notes to Consolidated Financial Statements.

CREDIT LOSS POLICY

     The level of related dealer holdbacks and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance. Credit loss experience, changes in the character, size and age of particular Pools and the Company's overall installment contracts receivable portfolio and management's judgment are other factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs.

     Revenue on installment contracts receivable is recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the Contract is repossessed, whichever occurs first. At such time, the Company suspends the accrual of revenue and provides for possible losses in uncollected finance charges previously reported in earnings.

     The percentage of Contracts in non-accrual status included within the Company's portfolio were 31.4% and 19.7% as of December 31, 1996 and December 31, 1995, respectively. Due to the current and expected future reduced level of Contract purchases, the Company anticipates that the average age of the Contracts included within its portfolio will increase, which will result in a significant increase in non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio.

     Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related dealer holdback and, if insufficient, the allowance for credit losses. Because any remaining outstanding Installment Contracts in the applicable Dealer Pool are available to recover Acquisition Payments paid upon the Company's purchase of Contracts included within such Pool and as the Acquisition Payment generally approximates 50% (averaging 55% for Contracts purchased in 1996) of the principal amount of the Contract, the risk of loss to the Company is mitigated. However, risk does exist that Acquisition Payments made to a Dealer may not be fully recouped from the collections related to that Dealer's Pool(s) since the default rate on any individual Pool could be, and in cases has been, so extreme that collections are not sufficient to recover all Acquisition Payments paid by the Company for such Contracts. See "--Recent Developments; Chapter 11 Proceeding" and Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer holdbacks for the periods indicated.

                                                   FOR THE SEVEN                          FOR THE YEAR
                                                   MONTHS ENDED                        ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------------
                                                   DECEMBER 31,                       DOLLARS IN THOUSANDS
                                                       1993            1994                  1995                      1996
                                                 --------------- -------------------  ---------------------  ---------------------

                                                    $     %/(1)/     $       %/(1)/       $         %/(1)/       $        %/(1)/
                                                 ------- ------- --------  ---------  ---------   ---------  ---------  ----------

Gross installment contracts
receivable charged-off........................   $  --    ---      $ 20.6    100.0%     $11,147    100.0%      $74,573   100.0

Charged against dealer holdbacks..............     ---    ---        16.5     80.1        8,918     80.0        59,658    80.0

Charged against unearned finance charges......     ---    ---         4.1     19.9        1,761     15.8        11,290    15.1

Charged against allowance for credit losses...     ---    ---         ---      ---          468      4.2         3,625     4.9

Provision for credit losses...................     ---    ---/(2)/  526.0      ---/(2)/   2,243      ---/(2)/   71,062     ---/(2)/

                                                                                               DECEMBER 31,
                                                                        --------------------------------------------------------
                                                                            1993            1994           1995          1996
                                                                        ------------   ------------   -------------   ----------
As a % of gross installment  contracts receivable:

   Dealer Holdbacks............................................             80.1%           80.0%         80.0%         80.0%

   Allowance for credit losses.................................              0.3             1.3           1.2          16.8

As a % of installment contracts receivable:

   Allowance for credit losses.................................              0.4             1.5           1.4          19.7

   Net charge-offs against allowance for credit losses.........              ---             ---             .3          1.0

__________________________________
  (1) As a percent of gross installment contracts receivable charged-off.
  (2) Not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     Since the filing of the Chapter 11 Petition, the Company has been managing its business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its Revolving Lender's cash collateral through April 30, 1997, such authorization has been limited to the payment of expenses and purchases of Contracts in accordance with a court approved budget.

     The Company has been holding discussions with its Revolving Lender and Mr. Westcott regarding the basis upon which they would support a plan of reorganization being prepared by the Company. The Company has reached an agreement with the Revolving Lender and Mr. Westcott on the terms on which they
would support the Company's Proposed Plan of Reorganization.   See "--Recent
Developments; Chapter 11 Proceeding" and  "Item 3.  Legal Proceedings."

     Additionally, although JMAC was not a party to the Company's Chapter 11 Petition, the Company's filing of the Chapter 11 Petition has affected JMAC. JMAC had loaned approximately $7.1 million to the Company prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court has prohibited the Company from providing

JMAC with any cash to finance its activities, including any repayment of such loan. Additionally, after the Company filed its Chapter 11 Petition, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Westcott has provided in excess of $6.9 million of financing to JMAC since January 30, 1997 and, subject to certain limitations, committed to provide JMAC with up to $3 million of additional financing. See "--Recent Developments; Chapter 11 Proceeding-- JMAC." However, Mr. Westcott is not obligated to provide JMAC with any additional financing and the failure of JMAC to receive additional financing from the Company or Mr. Westcott or otherwise would have a material adverse effect on JMAC. Additionally, the majority of the financing provided by Mr. Westcott to JMAC has been in the form of demand notes secured by all of the assets of JMAC. Neither JMAC nor the Company currently has the financial resources with which to repay such notes. See "--Recent Developments; Chapter 11 Proceeding."

     Under the Company's Proposed Plan of Reorganization, the Company's liquidity would largely be a function of collections on its existing Contracts, and at projected levels of collections, the funds available for the purchase of Contracts would restrict such purchases to a materially lower level than that which prevailed before the filing of the Chapter 11 Petition. Additionally, although the Company believes the projected levels of collections on its Contracts are obtainable, there can be no assurance that such projections will ultimately be realized. The failure of the Company to realize such projected levels of collections on its Contracts could have a material adverse effect on the Company. Furthermore, depending on the quality of the automotive contracts available for purchase by the Company versus the quality of the medical receivables available for purchase by JMAC as well as the Company's overall assessment of the opportunities in such markets, some or all of such funds may be used to purchase medical receivables.

     Upon confirmation of the Proposed Plan of Reorganization, the Company intends to seek new sources of financing to supplement the cash available from collections of its Contracts to fund its and JMAC's operations. There can be no assurance that the such additional financing will be available on terms which are acceptable to the Company, nor can there be any assurance that the Proposed Final Cash Collateral Order will be approved or that the Proposed Plan of Reorganization will be confirmed on substantially the same terms as described above. See "--Recent Developments; Chapter 11 Proceeding."

SEASONALITY

     The Company's operations are affected by higher delinquency rates during certain holiday periods, as well as higher sales of used vehicles during the annual period at the beginning of the calendar year when many persons are receiving state and federal tax refunds.

IMPACT OF INFLATION

     Increases in the inflation rate generally result in increased interest rates. Because a significant portion of the Company's outstanding indebtedness bears interest at variable interest rates, any increase in interest rates will increase the borrowing costs of the Company.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this annual report on Form 10-K, including the matters relating to the Proposed Final Cash Collateral Order and the Proposed Plan of Reorganization and any beliefs with respect thereto and financial projections, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the recoverability of Acquisition Payments and amounts paid for loans under the Company's medical finance program, the delinquency and default rates with respect to the Contracts and loans included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, JMAC's limited operating history, the impact of changes in regulation or litigation, the management of growth and the other risks described herein. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

                                    PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

                         Description                                    Page No.
                         -----------                                    --------

REPORT OF INDEPENDENT AUDITORS..........................................  26

FINANCIAL STATEMENTS:
     Consolidated Balance Sheets as of December 31, 1996 and 1995.......  27
     Consolidated Statements of Operations for the years ended
        December 31, 1996, 1995 and 1994................................  28
     Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1996, 1995 and 1994................................  29
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994................................  30
     Notes to Consolidated Financial Statements.........................  31

     No financial statement schedules required by this Item are listed in response to Item 14 of this report on Form 10-K as required information is included in the footnotes to the consolidated financial statements.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Jayhawk Acceptance Corporation

     We have audited the accompanying consolidated balance sheets of Jayhawk Acceptance Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jayhawk Acceptance Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that Jayhawk Acceptance Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company experienced a significant net loss in 1996, is currently in default on all of its debt agreements, and in addition the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                               ERNST & YOUNG LLP

Dallas, Texas
April 17, 1997

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   ASSETS

                                                                                DECEMBER 31,           DECEMBER 31,
                                                                                   1996                   1995
                                                                             -----------------     ------------------
Cash and cash equivalents.................................................     $        253           $        120
Restricted cash...........................................................            6,352                     --

Installment contracts receivable..........................................          373,740                167,491
Allowance for credit losses...............................................          (73,635)                (2,308)
                                                                             -----------------     ------------------
Installment contracts receivable, net.....................................          300,105                165,183

Furniture, fixtures and equipment, net....................................           10,545                  5,004
Deferred income taxes.....................................................               --                  2,088
Income taxes receivable...................................................            1,122                     --
Other assets..............................................................            4,190                    978
                                                                             -----------------     ------------------
Total assets..............................................................     $    322,567           $    173,373
                                                                             =================     ==================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities..............................     $      8,878           $      7,982
    Deferred dealer fees, net.............................................            2,841                  2,052
    Dealer holdbacks, net.................................................          159,075                 82,373
    Unearned service contract fees........................................            2,942                     --
    Notes payable.........................................................          108,647                 32,386
                                                                             -----------------     ------------------
Total liabilities.........................................................          282,383                124,793

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized; no
      shares issued and outstanding.......................................               --                     --
    Common stock, $.01 par value; 40,000,000 shares authorized;
      23,917,771 and 20,486,046 shares issued and outstanding at
      December 31, 1996 and December 31, 1995, respectively...............              239                    205
    Additional paid-in capital............................................           88,770                 47,461
    Retained earnings (accumulated deficit)...............................          (48,825)                   914
                                                                             -----------------     ------------------
Total shareholders' equity................................................           40,184                 48,580
                                                                             -----------------     ------------------
Total liabilities and shareholders' equity................................     $    322,567           $    173,373
                                                                             =================     ==================


                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                      ---------------------------------------------------------
                                                           1996                 1995                 1994
                                                      ---------------      ---------------      ---------------
Revenues:
  Finance charges..................................     $  41,905            $  17,693            $  4,695
  Dealer fees..... ................................         8,455                4,095               1,084
  Service contracts................................         3,206                   --                  --
                                                      ---------------      ---------------      ---------------
                                                           53,566               21,788               5,779

Costs and expenses:
  Sales and marketing..............................         9,198                4,730               2,808
  Operating........................................        16,654                7,408               4,622
  Provision for credit losses......................        71,062                2,243                 526
  Provision for service contract claims............         1,310                   --                  --
  Interest.........................................         6,268                1,320                 305
                                                      ---------------      ---------------      ---------------
                                                          104,492               15,701               8,261
                                                      ---------------      ---------------      ---------------
Income (loss) before income taxes..................       (50,926)               6,087              (2,482)
Income tax expense (benefit).......................        (1,187)               1,187                  --
                                                      ---------------      ---------------      ---------------
Net income (loss)..................................     $ (49,739)           $   4,900            $ (2,482)
                                                      ===============      ===============      ===============
Net income (loss) per share........................     $   (2.17)           $     .26            $   (.16)
                                                      ===============      ===============      ===============
Weighted average number of shares outstanding......        22,931               18,732              15,345
                                                      ===============      ===============      ===============

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           PREFERRED                   ADDITIONAL        RETAINED
                                                             STOCK          COMMON      PAID-IN          EARNINGS
                                                            SERIES A         STOCK       CAPITAL         (DEFICIT)        TOTAL
                                                        -------------    -----------  ------------    -------------   ------------
Balance at January 1, 1994.........................     $         -       $     120   $        -      $     (1,504)    $   (1,384)

     Issuance of 60,000 shares of
       Series A preferred stock....................               1               -        5,974                 -          5,975

     Issuance of 2,250,005 shares of
       common stock................................               -              23        9,877                 -          9,900

     Net loss......................................               -               -            -            (2,482)        (2,482)
                                                        -------------    -----------  ------------    -------------   ------------

Balance at December 31, 1994.......................               1             143       15,851            (3,986)        12,009

     Issuance of 3,450,000 shares in
       connection with initial public offering.....               -              35       31,541                 -         31,576

     Conversion of 60,000 shares of Series.A
       convertible preferred stock to 2,733,041
       shares of common stock......................              (1)             27          (26)                -              -

     Issuance of 23,000 shares of common
       stock upon exercise of stock options........               -               -           95                 -             95

     Net income....................................               -               -            -             4,900          4,900
                                                        -------------    -----------  ------------    -------------   ------------

Balance at December 31, 1995.......................               -             205       47,461               914         48,580

     Issuance of 3,350,000 shares of
       common stock................................               -              34       40,757                 -         40,791

     Issuance of 81,725 shares of common
       stock upon exercise of stock options
       and employee stock plan purchases...........              -                -          552                 -            552

     Net loss......................................              -                -            -           (49,739)       (49,739)
                                                        -------------    -----------  ------------    -------------   ------------
Balance at December 31, 1996.......................     $        -        $     239     $ 88,770      $    (48,825)    $   40,184
                                                        =============    ===========  ============    =============   ============

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1996          1995          1994
                                                                      -----------   -----------   ----------
Cash flows from operating activities:
     Net income (loss)...............................................  $(49,739)     $    4,900   $  (2,482)
     Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
               Depreciation and amortization.........................     2,510             975         367
               Provision for credit losses...........................    71,062           2,243         526
               Deferred income taxes.................................     2,088          (2,088)          -
               Changes in operating assets and liabilities:
                    Installment contracts receivable.................   (13,768)         (6,544)     (2,205)
                    Income taxes receivable..........................    (1,122)              -           -
                    Other assets.....................................    (3,212)           (681)       (181)
                    Accounts payable and accrued liabilities.........      (414)          5,437       1,207
                    Deferred dealer fees, net........................       789           1,851         753
                                                                      -----------   -----------   ----------
Net cash provided by (used in) operating activities..................     8,194           6,093      (2,015)

Cash flows from investing activities:
     Payments to dealers.............................................  (200,728)       (101,404)    (21,731)
     Collections of installment contracts receivable.................    89,466          37,400       9,778
     Capital expenditures............................................    (8,051)         (4,650)     (1,264)
     Increase in restricted cash.....................................    (6,352)              -           -
                                                                      -----------   -----------   ----------
Net cash used in investing activities................................  (125,665)        (68,654)    (13,217)

Cash flows from financing activities:
     Net borrowings under revolving credit facilities................    33,767          24,886       7,500
     Proceeds from the issuance of secured notes payable.............    95,164               -           -
     Principal payments on secured notes payable.....................   (57,657)              -           -
     Proceeds from issuance of notes payable.........................     4,987               -           -
     Proceeds from issuance of notes payable to related party........         -               -       1,000
     Proceeds from the sale of preferred stock.......................         -               -       3,075
     Proceeds from sales of common stock, net........................    41,343          31,671       8,747
                                                                      -----------   -----------   ----------
Net cash provided by financing activities............................   117,604          56,557      20,322
                                                                      -----------   -----------   ----------
Net increase (decrease) in cash and cash equivalents.................       133          (6,004)      5,090
Cash and cash equivalents at the beginning of the period.............       120           6,124       1,034
                                                                      -----------   -----------   ----------
Cash and cash equivalents at the end of period.......................  $    253      $      120   $   6,124
                                                                      ===========   ===========   ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest..........................................  $  6,015      $    1,043   $     310
                                                                      ===========   ===========   ==========
     Cash paid for income taxes......................................  $  1,950      $    2,347   $       -
                                                                      ===========   ===========   ==========
Noncash financing transactions:
     Conversion of borrowings and accrued interest to
          preferred stock............................................  $      -      $        -   $   4,053
                                                                      ===========   ===========   ==========
     Conversion of preferred stock to common stock
          Preferred stock............................................  $      -      $       (1)  $       -
          Common stock...............................................         -              27           -
          Additional paid-in capital.................................         -             (26)          -
                                                                      -----------   -----------   ----------
                                                                       $      -      $        -   $       -
                                                                      ===========   ===========   ==========

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the business - Jayhawk Acceptance Corporation (the "Company") was incorporated in Texas on June 2, 1993, and is a specialized financial services company that has traditionally served automobile dealers ("Dealers") by providing an indirect financing source to buyers of used vehicles with limited access to traditional sources of consumer credit.

     The Company's business involves purchasing installment sales contracts ("Contracts" or "Installment Contracts"), from Dealers, secured by low-priced used vehicles that typically have been purchased by consumers with sub-standard credit histories--commonly referred to as "D credits." The Company has adopted a business model that mitigates the credit risk associated with its purchase of these Contracts by effectively cross-collateralizing Contracts purchased from a particular Dealer. Upon its purchase of an Installment Contract from a participating Dealer, the Company pays the Dealer an amount that generally approximates 50% (averaging 55% for Contracts purchased in 1996) of the principal amount of the Contract (an "Acquisition Payment"), although the actual amount of the Acquisition Payment will vary based upon the Company's assessment of the credit quality of the Dealer and the Contract and other factors. The Installment Contract then becomes part of a pool of Installment Contracts purchased from the Dealer (a "Pool").

          The Company retains 100% of the principal and interest collected on Contracts included within the Pool ("Pool Receipts") until the Company has eliminated its credit risk related to the Pool. This was originally accomplished by the Company always retaining an amount equal to 20% of the Pool Receipts and retaining the remaining portion of the Pool Receipts until the Company recovered all Acquisition Payments to the Dealer for the Contracts included within the Pool and recouped 80% of the out-of-pocket collection costs relating to all Contracts included within the Pool. Thereafter, the Dealer was entitled to receive an amount equal to 80% of the Pool Receipts. In January 1997, the Company implemented refinements to its business model designed to increase the yield on its installments contracts receivable. Under the refined model, which applies to Contracts purchased on or after January 1, 1997, the Company always retains 100% of the interest collected on Contracts as its finance charge, and retains all of the principal collected on Contracts included within a Pool until the Company recovers all Acquisition Payments, collection costs and fees (effective January 1, 1997, generally 10% of the principal amount of the Contract) charged by the Company to the Dealer with respect to the Contracts included within the Pool. Once this threshold has been met, the Dealer is entitled to receive a payment (a "Pool Distribution Payment") equal to the principal collected on the Contracts within that Pool, while the Company continues to retain all interest collected on the Contracts.

   With respect to Contracts purchased prior to 1997, upon the Company's purchase of a Contract, the Company recorded the gross amount of the Contract as a gross contract receivable. At that time, the Company also recorded an amount equal to 20% of the gross contract receivable as its unearned finance charges and an amount equal to 80% of the gross contract receivable as a dealer holdback. For balance sheet presentation purposes, the unearned finance charges were subtracted from the gross contract receivable. Similarly, for balance sheet presentation purposes, dealer holdbacks were shown net of Acquisition Payments made by the Company to the Dealer. With respect to Contracts purchased on or after January 1, 1997, upon the Company's purchase of a Contract, the Company records the gross amount of the Contract as a gross contract receivable and records the finance charge which has not been earned as unearned finance charge. For balance sheet presentation purposes, the unearned finance charge is subtracted from the gross contract receivable. The Company also records an amount equal to the principal amount of the gross contract receivable as a dealer holdback, which is shown net of Acquisition Payments.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In August 1996, the Company, through its wholly owned subsidiary Jayhawk Medical Acceptance Corporation ("JMAC"), expanded its business into the elective health care market by offering an indirect financing source for elective health care procedures. The Company's elective health care program incurred losses of approximately $1.0 million in the fourth quarter of 1996, and the Company anticipates that the program will continue to incur losses at least through the second quarter of 1997.

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jayhawk Services, Inc., Jayhawk Funding Trust I ("Funding Trust") and Jayhawk Medical Acceptance Corporation. All significant intercompany balances and transactions have been eliminated upon consolidation.

     Finance charges - Finance charges on installment contracts receivable are recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the contract is repossessed, whichever occurs first. At such time, the Company suspends the accrual of revenue and provides an allowance for possible losses on uncollected finance charges previously reported in earnings.

     Dealer fees - At the time a Dealer executes the Dealer Agreement, the Dealer pays the Company a nonrefundable fee for attendance at a training seminar generally required for personnel of new Dealers and related training materials and supplies and advertising materials. The nonrefundable fee and the related direct incremental costs are deferred and amortized on a straight-line basis over the anticipated period of recovery of the Acquisition Payments made by the Company to the Dealer (approximately 20 months).

     Cash and cash equivalents - Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

     Allowance for credit losses - The level of related dealer holdbacks and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance. Credit loss experience, changes in the character, size and age of particular Pools and the Company's overall installment contracts receivable portfolio and management's judgment are other factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs. In the opinion of management, the allowance for credit losses adequately reserves against potential future losses relating to earned but uncollected revenue and Acquisition Payments to Dealers not expected to be recovered through collections on the related installment contract receivable portfolio.

     Principal balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related dealer holdback and, if insufficient, the allowance for credit losses. Because any remaining outstanding Installment Contracts in the applicable Dealer Pool are available to recover Acquisition Payments paid upon the Company's purchase of Contracts included within such Pool, the risk of loss to the Company is mitigated.

     Service Contracts - Amounts collected on vehicle service contracts are deferred and amortized on a straight-line basis over the terms of the contracts. The Company records a liability for the estimated reported and unreported claims to be paid on the contracts. Increases to this liability are reported as provision for service contracts. The estimate for claims on service contracts is continuously updated as new information becomes known and changes to such estimate are reported in current earnings.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Concentration of credit risk - Installment contracts receivable are from consumers living throughout the United States who typically would not be expected to qualify for traditional financing. All such contracts are collateralized by the related vehicles. The dealer holdback mitigates the economic risk associated with Acquisition Payments not recoverable through collections or the sale of the related vehicle.

     Furniture, fixtures, and equipment - Furniture, fixtures, and equipment (including capitalized software) are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (primarily 3 to 7 years) of the related assets. The Company capitalizes all direct external costs and direct internal payroll costs associated with the development of software for internal use.

     Income taxes - The Company accounts for income taxes using the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. If the Company determines that it is more likely than not that some portion of the deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance.

     Net income (loss) per share - Net income (loss) per share was computed based on the weighted average number of common and dilutive common equivalent shares outstanding for each period presented. The weighted average shares outstanding for 1995 and 1994 include dilutive common equivalent shares attributable to convertible preferred stock (1,610,919 shares in 1995 and 2,694,915 shares in 1994) and outstanding stock options (311,716 shares in 1995 and 241,549 shares in 1994) using the treasury stock method.

     Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Accounting for stock-based compensation - The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to the fair value of the shares at grant date. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

     Reclassifications - Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2 - SIGNIFICANT EVENTS

     In the fourth quarter of 1996, the Company reevaluated the overall profitability and credit quality of its existing pools of Contracts purchased from participating automobile Dealers and determined to terminate its relationship with a number of its participating Dealers and to change the basis on which it was willing to purchase Contracts from others. As a result of these actions and because a continuing business relationship is an important factor in the Company's determination of the recoverability of Acquisition Payments made to Dealers, on January 30, 1997 the Company announced a special charge of $15.5 million in the fourth quarter of 1996 to increase its allowance for credit losses.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fourth quarter special charge caused the Company to be in noncompliance with a financial covenant under its primary revolving credit facility. Additionally, the Company's planned additional financings in January 1997 failed to materialize. The Company commenced discussions with its revolving lender (the "Revolving Lender") regarding the covenant violation and its cash needs in light of the failure to consummate the additional financings. The Company and its Revolving Lender were unable to agree on a method by which cash collections on the Company's Contracts could be used by the Company for purposes other than to repay revolving credit indebtedness. As advances under the facility exceeded the borrowing base on one of two borrowing base calculations, the Revolving Lender did not make requested additional advances under the facility and informed the Company that it intended to deliver to the Company a notice of default and a notice of acceleration under the credit facility. On February 7, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Petition") in the Northern District of Texas (the "Chapter 11 Proceeding"). The Company is managing its business subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court").

     Since the filing of the Chapter 11 Petition, the Company has been managing its business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its Revolving Lender's cash collateral through April 30, 1997, such authorization has been limited to the payment of expenses and purchase of Contracts in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company has implemented a number of cost-saving measures. Among other things, since the filing of the Chapter 11 Petition, the Company has (i) tightened the criteria under which it is willing to purchase Contracts, (ii) changed the focus of its sales and marketing efforts from enrolling new Dealers into the Company's program to purchasing Contracts from existing Dealers whose pools are among the better performing pools owned by the Company, (iii) received significantly fewer Contracts from its participating Dealers for purchase consideration, (iv) purchased a materially lower volume of Contracts from its Dealers (819 and 326 Contracts during the months of February and March 1997, respectively, as compared with 5,929 and 8,405 Contracts during the months of February and March 1996, respectively), and (v) reduced its workforce by approximately 200 employees.

     The measures taken by the Company in connection with the Chapter 11 Proceeding and the decreased number of Contracts being submitted to the Company have caused the Company to recognize that it will not in the near future be doing the same level of business with its Dealers as it was doing prior to the filing of the Chapter 11 Petition. Because a continuing level of Contract purchases is an important factor in the Company's determination of the recoverability of Acquisition Payments made to Dealers, the Company reevaluated the adequacy of its allowance for credit losses. As a result of this reevaluation the Company increased the previously-announced fourth quarter special charge to $66.5 million to increase its allowance for credit losses resulting in a $49.7 million net loss for 1996.

          The Company has been holding discussions with its primary lenders and its principal shareholder, regarding the basis upon which they would support a plan of reorganization being prepared by the Company (the "Proposed Plan of Reorganization"). The Company has reached an agreement with its principal shareholder on the terms on which he would support the Company's Proposed Plan of Reorganization and has reached an agreement with its Revolving Lender, the Company's largest creditor, regarding the use of such lender's cash collateral after April 30, 1997 and the terms under which such lender would support the Proposed Plan of Reorganization. Pursuant to this agreement, the Company, its Revolving Lender and the principal shareholder entered into a Settlement Agreement (herein so called) pursuant to which, among other things, the Company and its Revolving Lender agreed to support and seek Bankruptcy Court

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approval of a proposed final cash collateral order (the "Proposed Final Cash Collateral Order"), and, subject to certain conditions, the principal shareholder and the Revolving Lender agree to support and vote in favor of the Proposed Plan of Reorganization.

     Under the Proposed Final Cash Collateral Order, subject to certain conditions, the Company generally would be authorized to continue using its Revolving Lender's cash collateral after April 30, 1997 for the payment of expenses, the purchase of new Contracts and additional loan repayments to its Revolving Lender, in each case in accordance with a budget to be approved by its Revolving Lender and the Bankruptcy Court. The Proposed Final Cash Collateral Order would also generally require the Company to (i) repay the Company's indebtedness to its Revolving Lender (approximately $55.4 million principal amount as of April 11, 1997) in monthly installments of principal ranging from $4.0 million in May 1997 to $3.0 million in August 1998, with the balance being due in full in September 1998, in each case together with accrued interest, and
(ii) make certain additional principal payments to its Revolving Lender to the extent actual collections with respect to certain Contracts exceed the Company's projected collections on such Contracts or are less than 85% of the Company's projected collections on such Contracts. To safeguard the Revolving Lender against diminution in the value of its pre-Chapter 11 Petition collateral, under the Proposed Final Cash Collateral Order the Revolving Lender would receive replacement liens on all Contracts purchased by the Company; provided that if the Proposed Plan of Reorganization does not become effective on or before July 31, 1997, the Company would be deemed to have granted to its Revolving Lender a replacement lien on the Company's ownership interest in Jayhawk Funding Trust I, and the Revolving Lender would generally be obligated to release its liens on all Contracts purchased by the Company after March 1, 1997 and certain other assets.

     The Proposed Plan of Reorganization would provide for full payment to all creditors. In addition, the Proposed Plan of Reorganization would require that the primary shareholder guaranty $10.0 million principal amount of the Revolving Lender claim.

     There can be no assurance that additional financing will be available on terms acceptable to the Company nor can there be assurance that the Proposed Final Cash Collateral Order will be approved or that the Proposed Plan of Reorganization will be confirmed on substantially the same terms as described above. Among other things, neither the Bankruptcy Court nor the Creditors' Committee has approved the terms of either the Proposed Final Cash Collateral Order or the Proposed Plan of Reorganization.

NOTE 3 - INSTALLMENT CONTRACTS RECEIVABLE

     Installment Contracts generally have initial terms ranging from 6 to 36 months and are collateralized by the related vehicles. The average initial term of an Installment Contract was approximately 28 months and 21 months in 1996 and 1995, respectively. The dollar amount of loans in non-accrual status as a percentage gross installment contracts receivable was approximately 31.4% and 19.7% as of December 31, 1996 and 1995, respectively.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Installment contracts receivable consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                   ---------------------------------------
                                                                        1996                    1995
                                                                   ---------------        ----------------
      Gross installment contracts receivable - beginning..........   $  198,397              $   41,106
        Additions through acquisition of contracts................      441,605                 219,605
        Reductions from collections on contracts..................     (126,431)                (51,167)
        Charge-offs...............................................      (74,573)                (11,147)
                                                                   ---------------        ----------------
        Gross installment contracts receivable - ending...........      438,998                 198,397
      Unearned finance charge revenue.............................      (65,258)                (30,906)
                                                                   ---------------        ----------------
      Installment contracts receivable............................   $  373,740              $  167,491
                                                                   ===============        ================

        A summary of the changes in the allowance for credit losses is as follows (in thousands):

                                                                                DECEMBER 31,
                                                                   ---------------------------------------
                                                                         1996                    1995
                                                                   ---------------        ----------------
      Balance - beginning of year.................................   $    2,308              $      533
        Provision for credit losses...............................       71,062                   2,243
        Acquisition discounts allocated to allowance
         for credit losses........................................        3,890                      --
        Installment contracts receivable charged-off
         against allowance for credit losses......................       (3,625)                   (468)
                                                                   ---------------        ----------------
      Balance - end of year.......................................   $   73,635              $    2,308
                                                                   ===============        ================

NOTE 4 - DEALER HOLDBACKS

       A summary of the changes in dealer holdbacks and the composition of dealer holdbacks, net, is as follows (in thousands):

                                                                                      DECEMBER 31,
                                                                         ---------------------------------------
                                                                              1996                    1995
                                                                         ---------------        ----------------
      Dealer holdbacks - beginning of year..............................   $  158,746             $    32,868
        Additions through acquisition of contracts......................      353,284                 175,684
        Reductions from collections on contracts........................     (100,823)                (40,888)
        Installment contracts receivable charged-off
        against dealer holdbacks........................................      (59,658)                 (8,918)
                                                                         ---------------        ----------------
      Dealer holdbacks - end of year....................................      351,549                 158,746
      Unrecovered acquisition payments..................................     (192,474)                (76,373)
                                                                         ---------------        ----------------
      Dealer holdbacks, net.............................................   $  159,075             $    82,373
                                                                         ===============        ================

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - FURNITURE, FIXTURES, AND EQUIPMENT

     Furniture, fixtures, and equipment consist of the following (in thousands):

                                                                      DECEMBER 31,
                                                        ----------------------------------------
                                                              1996                   1995
                                                        -----------------      -----------------
    Data processing equipment and software.............   $    10,047             $     4,169
    Office furniture and equipment.....................         3,525                   1,959
    Leasehold improvements.............................           738                     223
                                                        -----------------      -----------------
                                                               14,310                   6,351
    Accumulated depreciation and amortization..........        (3,765)                 (1,347)
                                                        -----------------      -----------------
                                                          $    10,545             $     5,004
                                                        =================      =================

NOTE 6 - NOTES PAYABLE

   Notes payable consist of the following (in thousands):

                                                                      DECEMBER 31,
                                                        ----------------------------------------
                                                              1996                   1995
                                                        -----------------      -----------------
    Revolving credit facilities.......................    $    66,153             $     32,386
    Secured notes payable.............................         37,507                       --
    Other note payable................................          4,987                       --
                                                        -----------------      -----------------
                                                          $   108,647             $     32,386
                                                        =================      =================

     In May 1994, the Company entered into a loan agreement with Texas Commerce Bank, N.A. which provided for borrowing up to $5 million. The agreement was subsequently amended to provide a revolving line of credit of $10 million ("Revolver"), secured by Installment Contracts receivable and all collateral securing the installment contracts, and an additional revolving line of credit, which is secured by the Company's investments held by the bank, of up to $9 million ("Investment Revolver"). Borrowings were first made against the Investment Revolver and interest was computed at the bank's 90-Day Jumbo Certificate of Deposit rate plus .75%. Interest on the Revolver was computed at prime. The weighted average interest rate under this agreement was 6.97% for the year ended December 31, 1994.

     In April 1995, the Company entered into a new two-year revolving credit facility ("New Revolver") with Fleet Capital Corporation (formerly Shawmut Capital Corporation) pursuant to which the Company could borrow up to $25 million, based on defined levels of qualified Installment Contracts receivable. The New Revolver was subsequently amended to permit borrowings of up to $65 million and extended the expiration date of the facility to June 30, 1998. Borrowings under the amended credit facility bear interest at the rate of interest announced from time to time by Fleet National Bank of Connecticut at its base rate for commercial loans plus 1.0% (10.0% at December 31, 1995) through April 1996 at which time the rate was renegotiated to the base rate for commercial loans (8.25% at December 31, 1996). This facility is secured by all of the Company's assets except those assets contributed to Jayhawk Funding Trust and the Company's investment in the common stock of Jayhawk Medical Acceptance Corporation. Among other things, the amended credit facility prohibits the payment of cash dividends, restricts the incurrence of indebtedness and requires the maintenance of a minimum adjusted tangible net worth of $11.5 million at December 31, 1995, increasing to $45 million at March 31, 1996 and increasing thereafter by 50% of positive net earnings for each subsequent quarter, a ratio of total debt to net worth of no more than 7 to 1 and a ratio of earnings before interest, taxes, and depreciation to fixed charges of no less than 1 to 1. Outstanding borrowings on the New Revolver were $55,839,000 at December 31, 1996.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In October 1996, the Company entered into a one year revolving credit facility to fund its elective surgery lending activities ("Medical Revolver"). The Medical Revolver permitted borrowings up to $15 million and bore interest at LIBOR plus 1.5% (8.0 % at December 31, 1996). Outstanding borrowings on this Medical Revolver were $10,314,000 at December 31, 1996. Subsequent to December 31, 1996, the principal shareholder of the Company purchased the note from the Bank. The facility is secured by all the assets of Jayhawk Medical Acceptance Corporation.

     In March 1996, the Company completed an asset securitization of its motor vehicle installment sales contracts. Pursuant to this transaction, the Company contributed Installment Contracts having an aggregate principal balance of approximately $65 million and approximately $5 million in cash to Funding Trust and Funding Trust sold approximately $41.8 million principal amount of notes ("Series 1996A") in a private placement to institutional investors. The Series 1996A notes bore interest at 5.925%. Aggregate unpaid note balance of the Series 1996A notes was $5,403,000 at December 31, 1996; These Notes were paid subsequent to that date. Contracts with an aggregate unpaid principal balance of $27,408,000 at December 31, 1996 are the only assets securing the Series 1996A notes.

     In August 1996, the Company completed an asset securitization of its motor vehicle installment sale contracts. Pursuant to this transaction, the Company contributed Installment Contracts having an aggregate principal balance of $72.7 million to Funding Trust and Funding Trust sold two classes of notes ("Series 1996B"), a senior class ("Class A") and a senior subordinated class ("Class B"), in a private placement to institutional investors. Approximately $42.9 million Class A and $5.0 million Class B notes were sold in this transaction. The Class A notes bear interest at a fixed rate of 6.64% per annum and have a stated maturity of March 15, 2000. The aggregate unpaid note balance on the Class A notes was $27,110,000 at December 31, 1996. The Class B notes bear interest at a rate of 11.57% per annum and have a stated maturity of March 15, 2000. The timing and amount of principal repayments on the Class B notes is contingent on the collection experience of the underlying Contracts. No principal repayments are made on the Class B notes until outstanding principal on the Class A notes is reduced to 32.5% of its original balance. At that time principal repayments will be made on the Class B notes to the extent that collections on the underlying Contracts exceed the amount required to make interest payments on the Class A and Class B notes and scheduled principal payments on the Class A notes. As of March 21, 1997, there have been no principal payments on the Class B notes. Contracts with an aggregate unpaid principal balance of $66,137,000 at December 31, 1996 are the only assets securing the Series 1996B notes.

     Cash balances of $6,352,000 at December 31, 1996, are restricted under the terms of the Series 1996A and Series 1996B indentures.

     In December 1996, the Company entered into a loan agreement with Prudential Securities Credit Corporation which provided for borrowings based upon a specified percentage of the outstanding principal balances of contracts securing the Series 1996A secured notes payable ($4,987,000 at December 31, 1996). The loan bears interest at LIBOR plus 2.50% (8.0% at December 31, 1996) and is secured by 100% of the Company's interest in Funding Trust. The loan was due and payable on February 28, 1997. Under the terms of the interim order dated March 6, 1997 and the Proposed Final Cash Order (see Note 2), which is subject to Bankruptcy Court approval, the Company is required to pay a minimum of $1.0 million per month for the months of March through and including July, 1997. Any balance remaining at July 31, 1997 would be payable under the terms of the Proposed Plan of Reorganization.


     The Company failed to meet certain financial covenants in the New Revolver as a result of an increase in the allowance for credit losses in the fourth quarter of 1996. In February 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. See Note 2. Bankruptcy is an event of default under all of the Company's notes payable. These defaults have not been waived.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHAREHOLDER'S EQUITY

     In February and March 1994, the Company sold 60,000 shares of Series A convertible preferred stock for $100 per share ("Preferred Stock"). The Company exchanged $2,900,000 of notes payable to the principal shareholder and received $3,075,000 in cash. The Preferred Stock shareholders participated equally with common stock shareholders on a noncumulative basis in the dividends and distributions. The Preferred Stock had no voting rights. The holders of the Preferred Stock had the right at any time to convert such stock into common shares at the initial conversion price of $2.36 per common share (subject to adjustments for dilution). The Preferred Stock was converted at the close of the Offering at the initial conversion price of $2.36 per common share.

     From August through December 1994, the Company issued 2,225,005 shares of Common Stock for cash of $8,747,000 and the exchange of $1,153,000 of notes payable and accrued interest due to the principal shareholder.

     In August 1995, the Company issued 3,450,000 shares of Common Stock, in connection with its initial public offering, for $31,576,000. In April 1996, the Company issued 3,350,000 shares of common stock in connection with a public offering, for $40,791,000.

     On April 14, 1997, the principal shareholder, purchased from JMAC 20,000 shares of JMAC Preferred Stock in exchange for $2.0 million of the Westcott Indebtedness and, subject to certain limitations, committed to purchase up to an additional 30,000 shares of JMAC Preferred Stock for $100 per share. Each outstanding share of JMAC Preferred Stock (i) has a liquidation value equal to the sum of $100 plus $1.50 for each calendar month or portion thereof that then has elapsed from and including April 1997 (the sum of such amounts being referred to as the "Liquidation Value"), (ii) except as required by law, entitles the holder thereof to one vote per share voting with the holders of JMAC's common stock (which results in the principal shareholder having voting control of JMAC as long as he owns the JMAC Preferred Stock), and (iii) is redeemable at any time prior to conversion at a redemption price equal to the Liquidation Value, provided that at the time of such redemption all indebtedness owing by JMAC to the principal shareholder and certain affiliated parties has been paid in full. Each share of JMAC Preferred Stock, unless previously redeemed, is convertible at the option of the principal shareholder into that number of shares of JMAC Common Stock as shall be equal to the quotient of that number of shares of JMAC Common Stock, which after issuance, would be equal to 95% of all shares of JMAC Common Stock outstanding on the date the first share of JMAC Preferred Stock is converted divided by the number of shares of JMAC Preferred Stock authorized for issuance (currently 50,000) at any time after the earlier of (i) April 15, 1998, (ii) thirty days after any person, entity or group (other than Mr. Westcott or certain of his affiliates) becomes the beneficial owner of 25% or more of the combined voting power of the Company with the intention of changing or influencing control of the Company, (iii) the date of appointment of a trustee or receiver of the Company in the Chapter 11 Proceeding or the conversion of the Chapter 11 Proceeding to a Chapter 7 proceeding, (iv) the first date following termination or suspension of the Company's right to use cash collateral in the Chapter 11 Proceeding for a period of more than fifteen calendar days, (v) the date that the stay is lifted enabling the Revolving Lender (or another debtor-in-possession lender that the Company owes in excess of $5.0 million) to foreclose on its respective lien on the Company's assets, (vi) the date that any of the security agreements securing any of the Westcott Indebtedness shall cease to be legal, valid, binding and enforceable agreements or shall in any way be terminated or become or be declared ineffective or inoperative or cease to provide the first priority liens intended to be created thereby or if JMAC or any of its shareholders or creditors or any other person shall institute any legal action that, if successful, would have such effect, or (vii) the date, after confirmation of the Plan, that the Company defaults on any other material indebtedness or the maturity of such indebtedness is accelerated. No dividends shall accrue on the JMAC Preferred Stock prior to April 15, 1998, after which dividends shall be if and when declared by the Board of Directors of JMAC.

     The Company sponsors a stock option plan for selected employees of the Company ("Employee Plan"). The term of each option issued under the Employee Plan is 7 years and options generally vest over a period of two to five years. A total of 1,500,000 shares of Common Stock are reserved for issuance under the Employee Plan, 202,625 of which are available for grant.

     The changes in stock options outstanding issued under the Employee Plan for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                      NUMBER OF          EXERCISE
                                                                       SHARES             PRICE
                                                                 -----------------   ----------------
         Options outstanding at January 1, 1994................             --         $       --
          Options granted......................................        406,500               4.01
          Options cancelled....................................        (56,500)              4.22
                                                                 -----------------   ----------------
         Options outstanding at December 31, 1994..............        350,000               3.98
          Options granted......................................        473,500              10.28
          Options exercised....................................        (23,000)              4.34
          Options cancelled....................................        (68,500)              8.74
                                                                 -----------------   ----------------
        Options outstanding at December 31, 1995...............        732,000               7.66
          Options granted......................................        644,500              12.74
          Options exercised....................................        (69,425)              6.14
          Options cancelled....................................       (102,125)             11.14
                                                                 -----------------   ----------------
         Options outstanding at December 31, 1996..............      1,204,950              10.17

         Options exercisable at December 31, 1996..............        339,325         $    $7.53

     The Company also sponsors a stock option plan for selected individuals not employed by the Company ("Non-Employee Plan"). The Non-Employee Plan provides for the grant of options to directors of the Company and other persons rendering critical services to the Company who are not full-time employees of the Company. The term of each option issued under the Non-Employee Plan is 10 years and

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options vest over a three-year period. A total of 450,000 shares of Common Stock are reserved for issuance under the Non-Employee Plan, 290,000 of which are available for grant.

     The changes in the stock options issued under the Non-Employee Plan outstanding for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                         WEIGHTED
                                                                          AVERAGE
                                                             NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                            -----------  ----------
     Options outstanding at January 1, 1994...............            -  $        -
      Options granted.....................................       40,000        0.01
                                                            -----------  ----------
     Options outstanding at December 31, 1994.............       40,000        0.01
      Options granted.....................................       60,000        7.18
                                                            -----------  ----------
     Options outstanding at December 31, 1995.............      100,000        4.31
      Options granted.....................................       60,000       12.81
                                                            -----------  ----------
     Options outstanding at December 31, 1996.............      160,000        7.50

     Options exercisable at December 31, 1996.............       72,500  $     5.47

     The number, weighted average exercise price and weighted average remaining contractual life of options outstanding at December 31, 1996, within specified ranges of exercise prices, are as follows:

                       OPTIONS       WEIGHTED AVERAGE     WEIGHTED AVERAGE
   EXERCISE PRICE    OUTSTANDING      EXERCISE PRICE       REMAINING LIFE
------------------  -------------   ------------------   -------------------
$  0.01 - 4.00         70,950         $     1.04                 5.9
   4.01 - 8.00        324,500               4.49                 5.1
   8.01 +             969,500              12.31                 6.5


     The Company adopted its Employee Stock Purchase Plan (the "Stock Purchase Plan") in April 1995 and it became effective on January 1, 1996. A total of 150,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan, 12,300 of which have been offered or sold at December 31, 1996. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The term of the Stock Purchase Plan is ten years commencing on its effective date. All full-time employees, except directors, five percent shareholders and key executives are eligible to participate in the Stock Purchase Plan if they have been continuously employed by the Company for 180 days. These employees may contribute up to 10% of their salary, up to an annual maximum of $25,000.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"), and related Interpretations in accounting for its employee stock options because, in management's belief, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pro forma information regarding the impact on net income (loss) and earnings per share as required by Statement 123, determined as if the Company had accounted for its employee stock options under the fair value method of that statement, is not materially different from reported amounts.

     The effects of applying Statement 123 for providing pro forma disclosures in 1995 and 1996 are not likely to be representative of the effects of that statement for future years. The 1995 disclosure reflects expense for only one year's vesting (1995 grants) and the 1996 disclosure reflects expense for two years' vesting (1995 grants and 1996 grants).

NOTE 8 - RELATED PARTY TRANSACTIONS

     In 1993, the principal shareholder periodically loaned funds to the Company under demand promissory notes. The maximum amount outstanding during 1994 was $3,900,000. At the time of the Company's sale of Preferred Stock, $2,900,000 of the note was exchanged for shares of the Preferred Stock at the rate of one share of Preferred Stock for each $100 of indebtedness.

     The Company regularly accepted Installment Contracts originated by a Dealer formerly owned by the principal shareholder. Installment Contracts accepted from and Acquisition Payments made to the affiliated Dealer were approximately $6,453,000 and $2,654,000, respectively, in 1995 and approximately $3,055,000 and $1,181,000, respectively, in 1994. In addition, the Company made Pool Distribution Payments to this dealer of $656,000 in 1995. In 1996 the principal shareholder sold his ownership in this Dealer to an unrelated third party. The Company has continued its relationship with this Dealer.

     Service contracts are administered by an entity affiliated to the Company through common ownership by the principal stockholder. The Company paid $614,000 during 1996 to this affiliate for administrative services.

     In 1996, the Company entered into an agreement with an entity wholly owned by the principal shareholder to develop and produce advertisements and execute media buys for the Company. The Company paid $242,000 for these services in 1996.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset are as follows (in thousands):

                                                                                       DECEMBER 31,
                                                                                 ---------------------
                                                                                   1996          1995
                                                                                 ---------     -------
     Deferred tax liabilities:
     Furniture, fixtures and equipment.........................................  $ (1,074)     $ (229)
     Prepaid expenses and other................................................      (572)       (263)
                                                                                 ---------     -------
                                                                                   (1,646)       (492)
                                                                                 ---------     -------
     Deferred tax assets:
     Revenue recognition on installment contracts receivable...................    11,189       1,240
     Accrued liabilities.......................................................        --          59
     Net operating loss carryforward...........................................     4,801          --
     Unearned service contract fees and service contract
      liabilities..............................................................     1,203          --
     Deferred dealer fees, net.................................................     1,316       1,061
     Other.....................................................................       167         220
                                                                                 ---------     -------
                                                                                   18,676       2,580
                                                                                 ---------     -------
     Net deferred tax asset before valuation allowance.........................    17,030          --
     Valuation allowance on deferred tax assets................................   (17,030)         --
                                                                                 ---------     -------
     Net deferred tax assets...................................................  $     --      $2,088
                                                                                 =========     =======

     The Company has net operating loss carryforwards of $52,000 and $13,663,000 which originated in 1993 and 1996, respectively.

     The differences, expressed as a percentage of pretax income (loss), between statutory and effective federal income tax rates are as follows:

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                  -----------------------------------
                                                     1996        1995          1994
                                                  ---------    --------     ---------
     Statutory tax rate........................... (35.0)%       35.0%       (34.0%)
     Change in valuation allowance................  33.4        (20.0)          --
     Unrecordable net operating loss..............    --           --         34.0
     Other........................................  (0.7)         4.5           --
                                                  ---------    --------     ---------
     Effective tax rate...........................  (2.3)%       19.5%      $   --
                                                  =========    ========     =========

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant components of the provision for income taxes are as follows:

                                               YEAR ENDED
                                              DECEMBER 31,
                                --------------------------------------
                                    1996         1995          1994
                                -----------   ----------    ----------
Current                          $  (3,275)   $   3,275      $     --
Deferred                             2,088       (2,088)           --
                                -----------   ----------    ----------
                                 $  (1,187)   $   1,187      $     --
                                ===========   ==========    ==========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Lease Commitments - The Company leases office space for its corporate office with a lease term of under one year. The Company also leases office space for its collections operations and office equipment with an initial term of more than one year.

     The Company incurred lease expense of approximately $998,000 in 1996, $480,000 in 1995, and $239,000 in 1994 associated with a noncancelable operating lease for its corporate office. Future minimum lease payments under operating leases are approximately $731,000 in 1997 and $37,000 in 1998.

     Self-Insurance - The Company is self-insured for medical and dental claims up to $35,000 per occurrence, with no annual aggregate. The Company has provided a liability for estimated known and unknown claims related to these risks of $102,000 and $114,000 at December 31, 1996 and 1995, respectively, which is included in accrued liabilities in the accompanying balance sheet.

     In the normal course of its business, the Company is named as defendant in legal proceedings. These cases, which are prevented from proceeding because of the automatic stay provisions of the Bankruptcy Code, include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations and deceptive trade practices, among other things. The relief requested by plaintiffs varies, but often includes requests for compensatory, statutory and punitive damages. One proceeding in which the Company is a defendant has been brought as a putative class action and is pending in Federal District Court in Illinois. A class has yet to be certified in this case and the Company's motion to dismiss is currently pending. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company.

NOTE 11 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents and installment contracts receivable, net, less the associated dealer holdbacks, net, approximate fair value because of the actual or expected short maturity of these instruments. The carrying amount of the notes payable approximates fair value because the interest rate on the notes payable either change with market interest rates or approximate market rates.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The following sets forth certain information regarding the Company's Board of Directors and executive officers:

        NAME                 AGE                               POSITION
--------------------------  ------    -----------------------------------------------------------
Carl H. Westcott............  57      Chairman of the Board, Chief Executive Officer and Director
Jack T. Smith...............  44      President, Chief Operating Officer and Director
C. Fred Jackson.............  44      Senior Vice President and Chief Financial Officer
Robert J. Kelly.............  33      Vice President and Controller
Dan W. Cook III.............  62      Director
John D. Curtis..............  56      Director
C. Gregory Earls............  52      Director
Regina T. Montoya...........  43      Director
Joe J. Pollard, III.........  57      Director
John C. Tolleson............  48      Director

     Carl H. Westcott has served as the Chairman of the Board and Chief Executive Officer of the Company since February 1997 and as a director of the Company since its inception in June 1993. He provided a substantial portion of the initial capital to the Company and is the principal shareholder of the Company. Mr. Westcott has extensive experience with corporations in the automobile sales and automobile dealership support industries and, until its sale in January 1996, was the sole director and shareholder of Atlanta Toyota, Inc. Atlanta Toyota, Inc. is one of the largest Toyota dealerships in the United States. From 1986 until its acquisition by K-III Communications Corporation in June 1996, Mr. Westcott was Chairman of the Board, Chief Executive Officer and a director of Westcott Communications, Inc. Westcott Communications, Inc. is a Dallas-based communications company producing information programming for subscribers in the automotive and other industries and was affiliated with Mr. Westcott until its acquisition by K-III Communications Corporation. Since May 1994, Mr. Westcott has also served as a member of the Board of Directors of First USA, Inc.

     Jack T. Smith has served as President and Chief Operating Officer of the Company since March 1997 and as a director of the Company since its inception. From September 1996 to March 1997, Mr. Smith served as a consultant to the Company. From June 1996 until March 1997, he was employed by Westcott LLC, a consulting and private investment company. From 1989 until its acquisition by K-III Communications Corporation in June 1996, Mr. Smith was President and Chief Operating Officer of Westcott Communications, Inc.

     C. Fred Jackson has served as Senior Vice President and Chief Financial Officer of the Company since August 1996. Mr. Jackson served as Vice President of Finance for The Money Store Inc., a financial services company specializing in non-prime home equity and automobile loans, from October 1991 until he joined the Company. Prior to October 1991, Mr. Jackson worked for National Westminster Bank USA for ten years, where he served as Vice President and Department Head for its Finance and Insurance Companies Department from 1985 to 1991.

     Robert J. Kelly has served as Vice President and Controller of the Company since September 1993. From July 1986 until joining the Company, Mr. Kelly was an accountant with Ernst & Young LLP, where he served as Audit Manager immediately prior to joining the Company.

     Dan W. Cook III has served on the Board of Directors of the Company since October 1995. Mr. Cook is a limited partner with the investment banking firm of Goldman, Sachs & Co., where he was employed for more than 30 years, and serves on the Board of Directors of Centex Corporation. In addition to Mr. Cook's business activities, he has served in various professional and charitable organizations including: Vice-Chairman of the Executive Board: The Edwin L. Cox School of Business, Southern Methodist University, Trustee of SMU and Vice Chairman of SMU's Investment Committee and Director and Member of Investment Committee, University of Nebraska Foundation.

     John D. Curtis has served as a consultant to the Company since September 1996 and as a director of the Company since October 1995. Mr. Curtis has also served as President of First Extended Service Corporation since November 1995 and a director of Farah Incorporated since June 1996. From November 1992 until joining First Extended Service Corporation, Mr. Curtis was a partner in the law firm of Baker & McKenzie. Prior to November 1992, he was a partner in the law firm of Johnson & Gibbs, P.C.

     C. Gregory Earls has served on the Board of Directors of the Company since its inception. Mr. Earls is President and a director of Equitable Production Funding of Canada, Inc., a film licensing company; U.S. Viewing Corporation, a management company; and National Networks, Inc., a private investment company. Mr. Earls has held these positions since June 1981, March 1985 and January 1993, respectively. Mr. Earls was President and a director of Health and Sciences Television Network, a subsidiary of Westcott Communications, Inc., from November 1991 until its acquisition by K-III Communications Corporation in June 1996.

     Regina T. Montoya has served on the Board of Directors of the Company since February 1994. Ms. Montoya has also served as a member of the Board of Directors of the Student Loan Marketing Association (Sallie Mae) since March 1994. Since August 1995, Ms. Montoya has served as a political analyst for KDFW-TV in Dallas, Texas, and since September 1995 she has also served as a Visiting Professor at the University of Texas in Dallas, Texas, and as a consultant. From December 1993 to April 1997, she served as a member of the Board of Directors of Trammell Crow Company. From June 1995 until December 1996, she served as a member of the Board of Directors of Integrated Communications Network, Inc. Between January 1994 and August 1995, Ms. Montoya served as a Vice President of Westcott Communications, Inc. From September 1993 to December 1993, Ms. Montoya was self-employed as a consultant. Ms. Montoya served as an Assistant to President Clinton and Director of the Office of Intergovernmental Affairs from January to August of 1993. Ms. Montoya is an attorney who previously was in the private practice of law with the law firms Godwin & Carlton from September 1990 to January 1993 and Akin, Gump, Strauss, Hauer & Feld from September 1980 to September 1990.

     Joe J. Pollard, III has served on the Board of Directors of the Company since September 1994 and since March 1997 has served as Director of Vehicle Remarketing of the Company. From September 1994 until his resignation in January 1996, Mr. Pollard served as President and Chief Operating Officer for the Company. Between January 1996 and March 1997, Mr. Pollard was self-employed as a private investor. From August 1993 to September 1994, Mr. Pollard served as President and General Manager of Atlanta Toyota, Inc., an Atlanta-based automobile dealership formerly owned by Mr. Westcott. Atlanta Toyota, Inc. is one of the ten largest Toyota dealerships in the U.S. From April 1990 to July 1993, Mr. Pollard was self-employed as a private investor. Mr. Pollard has 30 years of experience in the automotive industry, 22 of which were spent at the Eagle Companies, one of the largest dealership groups in the country, where he rose to the position of Executive Vice President.

     John C. Tolleson has served on the Board of Directors of the Company since its inception. He has served as Chairman of the Board and Chief Executive Officer of First USA, Inc. and a director of First USA Bank since August 1989. Additionally, Mr. Tolleson has served as a director of Capstead Mortgage Corp. since July 1994 and as a director of First USA Paymentech, Inc. since January 1996. First USA, Inc. and its related companies are financial services companies, which are major issuers of credit cards and providers of merchant processing services.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.
Directors, executive officers and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it with respect to fiscal 1996 and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with by such persons.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The Summary Compensation Table below provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer during 1996 and each of the other persons serving as executive officers of the Company during 1996 whose compensation in 1996 exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                                                             LONG TERM
                                                                  ANNUAL COMPENSATION                       COMPENSATION
                                                        --------------------------------------------- ------------------------
                  NAME AND                      FISCAL                                  OTHER ANNUAL           AWARDS
             PRINCIPAL POSITION                  YEAR     SALARY           BONUS        COMPENSATION        OPTIONS/SARS
----------------------------------------------- ------  ------------   --------------   ------------   -----------------------
Michael I. Smartt,                               1996     $259,422           ---              ---            50,000/(1)/
Chairman of the Board, Chief Executive           1995      178,464           ---              ---           100,000/(2)/
 Officer and Director /(3)/                      1994      137,215           ---              ---           150,000/(4)/

Richard B. Hoffmann,                             1996      232,051       $200,000/(5)/   $ 53,681/(6)/      150,000/(7)/
President and Chief Operating Officer /(8)/      1995          ---           ---              ---               ---
                                                 1994          ---           ---              ---               ---

C. Fred Jackson,                                 1996       52,500         50,000/(9)/      3,013/(10)/     80,000/(11)/
Senior Vice President and Chief Financial        1995          ---           ---              ---              ---
 Officer/(12)/                                   1994          ---           ---              ---              ---

Oney A. Hervey,                                  1996      150,000          ----              ---            5,000/(13)/
Senior Vice President-Operations/(14)/           1995       75,448         15,000             ---           75,000/(15)/
                                                 1994          ---           ---              ---              ---

Jerry W. Bayless/(16)/                           1996      144,308           ---              ---              ---
                                                 1995      127,964           ---              ---           35,000/(17)/
                                                 1994      127,841           ---              ---              ---

John A. Blessing, III/(18)/                      1996      135,124         15,000             ---              ---
                                                 1995      102,680         10,000          17,943/(19)/     25,000/(20)/
                                                 1994          ---           ---              ---              ---

_____________________
/(1)/ Options granted September 27, 1996, as part of a total grant of 378,000 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan (as hereinafter defined).

/(2)/ Options granted July 10, 1995, as part of a total grant of 157,500 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan.

/(3)/ Mr. Smartt served as the Company's Chairman of the Board and Chief
      Executive Officer until February 1997. Mr. Westcott has succeeded Mr. Smartt as Chairman of the Board and Chief Executive Officer of the Company. Mr. Westcott serves in such capacities without compensation.

/(4)/ Options granted August 24, 1994 as part of a total grant of 265,000 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan.

/(5)/ Bonus paid for fiscal year 1996 pursuant to the terms of Mr. Hoffmann's employment agreement. See "--Employment Contracts."

/(6)/ Reimbursement for moving expenses incurred in connection with Mr.
      Hoffmann's relocation to Dallas, Texas.  See "--Employment Contracts."

/(7)/ Options granted January 25, 1996 and September 27, 1996, as part of grants totaling 406,500 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan.

/(8)/ Mr. Hoffmann became President and Chief Operating Officer of the Company in January 1996. He served in such capacities until February 1997. Mr. Smith has succeeded Mr. Hoffmann as President and Chief Operating Officer of the Company. Mr. Smith is paid $10,000 per month for his services.

/(9)/ Bonus paid for fiscal year 1996 pursuant to the terms of Mr. Jackson's employment agreement. See "--Employment Contracts."

/(10)/Reimbursement for moving expenses incurred in connection with Mr.
      Jackson's relocation to Dallas, Texas.  See "--Employment Contracts."

/(11)/Options granted August 19, 1996 and September 27, 1996, as part of grants totaling 428,000 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan.

/(12)/Mr. Jackson became Senior Vice President and Chief Financial Officer of the Company in August 1996.

/(13)/Options granted September 27, 1996 as part of a total grant of 378,000 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan.

/(14)/Mr. Hervey served as Senior Vice President-Operations until February
      1997.

/(15)/Options granted July 10, 1995, August 14, 1995 and October 24, 1995 as part of grants totaling 336,000 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan.

/(16)/Mr. Bayless served as an executive officer of the Company until August
      1996. The table shows compensation paid to Mr. Bayless, who would have been one of the four most highly compensated executive officers of the Company other than the Chief Executive Officer except for the fact that he was not serving as an executive officer at December 31, 1996.

/(17)/Options granted August 14, 1995 as part of a total grant of 130,500 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan.

/(18)/Mr. Blessing served as an executive officer of the Company until December
      1996. The table shows compensation paid to Mr. Blessing, who would have been one of the four most highly compensated executive officers of the Company other than the Chief Executive Officer except for the fact that he was not serving as an executive officer at December 31, 1996.

/(19)/Reimbursement for moving expenses incurred in connection with Mr.
      Blessing's relocation to Dallas, Texas.

/(20)/Options granted February 28, 1995 and August 14, 1995 as part of grants totaling 187,000 options to certain officers and key employees pursuant to the Company's 1994 Stock Option Plan.

GRANTS OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table provides information with respect to the individuals listed in the Summary Compensation Table above concerning the grant of options to acquire Common Stock in 1996. No SARs were granted in 1996.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                            -------------------------------------------------------------
                              NUMBER OF     PERCENT OF TOTAL
                              SECURITIES      OPTIONS/SARS
                              UNDERLYING       GRANTED TO       EXERCISE OR
                             OPTIONS/SARS     EMPLOYEES IN      BASE PRICE     EXPIRATION        GRANT DATE
        NAME                 GRANTED (#)      FISCAL YEAR        ($/SHARE)        DATE         PRESENT VALUE
        ----                --------------  ----------------    -----------    ----------      -------------
Michael I. Smartt               50,000            7.10%          $ 14.1250       9/27/03         $ 335,395
Richard B. Hoffmann(1)         100,000           14.19%            10.3750       1/25/03           559,480
                                50,000            7.10%            14.1250       9/27/03           335,395
C. Fred Jackson                 50,000            7.10%            10.1375       8/19/03           251,395
                                30,000            4.26%            14.1250       9/27/03           201,237
Oney A. Hervey(1)                5,000            0.71%            14.1250       9/27/03            33,540
Jerry W. Bayless                   ---             ---               ---           ---                ---
John A. Blessing                   ---             ---               ---           ---                ---

(1) Mr. Hoffmann and Mr. Hervey resigned from all their positions with the Company in February 1997. Mr. Hervey's options have been terminated and Mr. Hoffmann's options will terminate on April 27, 1997 unless exercised. Since the Company filed the Chapter 11 Petition, the exercise price of these options has been greater than the market price of the Common Stock.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.38% to 7.59% for 1995 and 5.32% to 6.91% for 1996; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .43; and a weighted-average expected life of the option of 5.5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the stock options on their respective grant dates.

STOCK OPTION EXERCISES AND HOLDINGS

     The following table provides information with respect to the individuals listed in the Summary Compensation Table above concerning the value of unexercised options to acquire Common Stock held as of December 31, 1996. No SARs have been granted under any incentive plan.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                        NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                       UNDERLYING UNEXERCISED              IN-THE-MONEY
                              SHARES                                      OPTIONS/SARS AT                 OPTIONS/SARS AT
                            ACQUIRED ON            VALUE                FISCAL YEAR END (#)             FISCAL YEAR END ($)
       NAME                  EXERCISE           REALIZED ($)         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE/(1)/
       ----                 -----------         ------------         --------------------------   -------------------------------
Michael I. Smartt               ---             $    ---                   85,000 / 215,000              $449,275 / $725,475
Richard B. Hoffmann/(2)/        ---                  ---                   20,000 / 130,000                20,000 / 80,000
C. Fred Jackson                 ---                  ---                    20,000 / 60,000                18,750 / 28,125
Oney A. Hervey/(2)/             ---                  ---                    18,750 / 61,250                3,437 / 10,312
Jerry W. Bayless               8,750               16,344                      ---/ ---                       ---/ ---
John A. Blessing               6,250               27,500                      ---/ ---                       ---/ ---

(1) The options were valued using the Common Stock closing price on December 31, 1996, which was $11.25. On April 10, 1997, the closing sale price of the Common Stock was $2.

(2) Mr. Hoffmann and Mr. Hervey resigned from all their positions with the Company in February 1997. Mr. Hervey's options have been terminated and Mr. Hoffmann's options will terminate on April 27, 1997 unless exercised. Since the Company filed the Chapter 11 Petition, the exercise price of these options has been greater than the market price of the Common Stock.

STOCK OPTION PLAN

     The Company adopted its 1994 Stock Option and Restricted Stock Plan in February 1994, which was amended and restated in its entirety in July 1995 and again amended in May 1996 (as so amended and restated, the "1994 Stock Option Plan"). An aggregate of 1,500,000 shares of Common Stock are reserved for issuance under the 1994 Stock Option Plan.

     The 1994 Stock Option Plan is administered by a committee (the "Committee") of non-employee directors of the Company. The Committee may delegate to one or more officers or managers of the Company the authority to administer the 1994 Stock Option Plan with respect to participants who are not officers or directors for purposes of Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). Participants in the 1994 Stock Option Plan are those key employees of, or consultants to, the Company as the Committee may select from time to time. The Company may grant options to purchase shares of Common Stock and awards of shares of Common Stock containing certain restrictions ("restricted stock") under the 1994 Stock Option Plan. As of March 21, 1997, options to purchase 25,700 shares, 267,000 shares, 12,000 shares, 140,000 shares, 15,250 shares,
100,000 shares, 15,000 shares, 16,000 shares, 26,500 shares, 29,000 shares,
50,000 shares, and 347,500 shares of Common Stock at respective exercise prices per share of $2.36, $4.46, $5.00, $10.00, $10.125, $10.375, $11.00, $12.625,
$12.75, $10.625, $10.4375, and $14.125 were outstanding under the 1994 Stock
Option Plan. No shares of restricted stock have been issued under the 1994 Stock Option Plan.

     Options granted under the 1994 Stock Option Plan may be incentive stock options ("ISOs") meeting the requirements of Section 422 of the Internal Revenue Code (the "Code") or may be nonstatutory options. The exercise price of an option shall be such price as is determined by the Committee in its sole discretion; provided, however, that in the case of an ISO, the exercise price shall not be less than 100% of the fair market value of the shares subject to such option on the date of grant (or 110% in the case of an option granted to a participant who is a ten percent shareholder on the date of grant). The aggregate fair market value of the Common Stock on the date of grant for which any participant may be granted ISOs first exercisable in any year may not exceed $100,000. The exercise price is required to be paid in full at the time of exercise in cash or, upon approval of the Committee, in shares of Common Stock. The term of each option granted under the 1994 Stock Option Plan is ten years from the date of grant or such shorter term as may be determined by the Committee; provided, however, in the case of an ISO granted to a ten percent shareholder, the term of such ISO shall be five years from the date of grant, or such shorter time as may be determined by the Committee, and, unless otherwise provided in the stock option agreement relating to a particular option, will terminate upon the participant ceasing to be an employee or consultant to the extent not then exercisable. Options that have become exercisable on or prior to the date the participant ceases to be an employee or consultant terminate at the earlier of: (i) the expiration date of the option; (ii) unless extended by the Committee, (y) in the case of an ISO, 90 days after the date the participant ceases to be an employee or consultant and (z) in the case of a nonstatutory option, six months after the date the participant ceases to be an employee or consultant (or in each case, such shorter period as may be provided in the stock option agreement evidencing the option); or (iii) where such termination occurs as a result of death or disability, one year after the participant ceases to be an employee or consultant. Options granted under the 1994 Stock Option Plan are not transferable by the grantee other than by will and the laws of descent and distribution.

     Under the 1994 Stock Option Plan, restricted stock may be granted by the Committee separately or in combination with options as provided for by the Committee; provided, however, each grant of restricted stock shall require the participant to remain an employee of (or otherwise provide services to) the Company for at least six months from the date of grant. Restricted stock shall be granted to participants for services rendered to the Company, and at no additional cost to the participant. The terms, conditions and restrictions of the restricted stock are determined by the Committee on the date of grant. The restricted stock may not be sold, assigned, transferred, redeemed, pledged or otherwise encumbered during the period in which the terms, conditions and restrictions apply. More than one grant of restricted stock may be outstanding at any one time, and the restricted periods may be of different lengths. At the time of each grant of restricted stock, the Committee in its sole discretion may establish certain criteria to determine the times at which restrictions placed on restricted stock shall lapse. The restricted stock criteria may vary among grants of restricted stock. On the date the restriction period terminates, the restricted stock shall vest in the participant, who may then require the Company to issue certificates evidencing the restricted stock. Generally, if a participant ceases to be an employee or otherwise ceases to provide services to the Company for any reason, all grants of restricted stock are forfeited; provided, however, if a participant ceases to be an employee of or otherwise provide services to the Company, or dies or suffers from permanent disability, the vesting or forfeiture of any grant shall be determined by the Committee in its sole discretion. The Committee may provide from time to time that amounts equivalent to dividends paid with respect to Common Stock be payable with respect to the restricted stock. Such amounts shall be credited to the participant's restricted stock account but shall be payable to the participant only when the restrictions lapse.

NON-EMPLOYEE PLAN

     The Company adopted its Non-Employee Stock Option Plan in February 1994, and it was amended and restated in its entirety in July 1995 (as so amended and restated, the "Non-Employee Plan"). A total of 450,000 shares of Common Stock are reserved for issuance upon exercise of options granted under the Non-Employee Plan. The Non-Employee Plan provides for the grant of options to directors of the Company and its subsidiaries and other persons rendering critical services to the Company or its subsidiaries who are not full-time employees of the Company or any of its subsidiaries and on the date of grant do not own more than ten percent of the outstanding Common Stock ("Eligible Individuals"). As of December 31, 1996, options to purchase 30,000, 40,000, 20,000 and 60,000 shares of

Common Stock at exercise prices of $.01 per share, $4.46 per share, $12.625 and $12.8125 per share, respectively, were outstanding under the Non-Employee Plan.

     The Non-Employee Plan provides that immediately following the initial election or appointment of an Eligible Individual to the Company's Board of Directors, such individual shall automatically receive an option to purchase 10,000 shares of Common Stock at a price per share equal to the fair market value of such stock on the date of such election. Thereafter, upon the reelection of any Eligible Individual to the Board of Directors, such individual shall automatically be granted an option to purchase an additional 10,000 shares of Common Stock at a price per share equal to the fair market value of such stock on the date of such reelection; provided that no Eligible Individual shall receive an option upon reelection if such option, together with all unexercised options previously granted under the Non-Employee Plan to such director, exceed options to purchase 50,000 shares of Common Stock. Twenty-five percent of any such option shall vest on each of the six month, one year, two year, and three year anniversaries of the date of grant and no such option shall be exercisable after the date which is ten years from the date of grant.

     The Non-Employee Plan is administered by the Committee and permits the grant of options to such Eligible Individuals as the Committee may determine from time to time, which options will be subject to such terms and conditions as the Committee may determine. In addition, the Committee may grant cash awards payable in connection with the exercise of an option. The exercise price of any such option shall be such price as is determined by the Committee; provided that the exercise price shall not be less than 85% of the fair market value of the shares subject to such option on the date of grant. Except as otherwise provided in the agreement evidencing the option, if a holder of an option ceases to be a director of, or otherwise render the service for which the option was granted to, the Company or its subsidiaries, the unexercised portion of such option shall terminate, if a holder of any option ceases by reason of disability to be a director of the Company or any of its subsidiaries or to otherwise render the service for which the option was granted, the unexercised portion of such option shall terminate 90 days thereafter, and if a holder of an option dies, the unexercised portion of such option shall terminate one year thereafter.

EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted its Employee Stock Purchase Plan (the "Stock Purchase Plan") in April 1995 and it became effective on January 1, 1996. A total of 150,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan. As of December 31, 1996, 12,300 shares of Common Stock have been issued pursuant to the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The term of the Stock Purchase Plan is ten years commencing on its effective date. The Stock Purchase Plan will be interpreted and administered by the Committee. All full-time employees, except directors, five percent shareholders and key executives which the Committee determines to be ineligible, will be eligible to participate in the Stock Purchase Plan if they have been continuously employed by the Company for 180 days. On each Investment Date (as defined in the Stock Purchase Plan), eligible employees will be permitted to purchase Common Stock with amounts accumulated through payroll deductions, which are limited to a maximum of ten percent of an employee's monthly salary, at 85% of the fair market value of the Common Stock on the applicable Investment Date. The Investment Dates will be the third Friday of each March, June, September and December during the term of the Stock Purchase Plan. An employee may end his participation in the Plan at any time by withdrawing all funds accumulated in his payroll deduction account, and participation ends automatically on termination of full-time employment with the Company.

EMPLOYMENT CONTRACTS

     C. Fred Jackson. On August 16, 1996, the Company entered into an agreement with C. Fred Jackson, providing that he will be employed as the Company's Chief Financial Officer and receive a base salary of $180,000 per year and a bonus of $50,000 for the year ending December 31, 1996. In accordance with the agreement, Mr. Jackson was also granted options to purchase 20,000 shares of Common Stock at an exercise price of $10.4375 per share, vesting immediately upon the commencement of his employment with the Company. Additionally, Mr. Jackson was granted options to purchase 30,000 shares of Common Stock at an exercise price of $10.4375 per share, vesting at a rate of 20% per year from the date of the commencement of his employment with the Company. The agreement provides further that Mr. Jackson will be granted options to purchase 20,000 shares of Common Stock in 1997, vesting at a rate of 20% per year from the date of the commencement of his employment with the Company. Pursuant to this agreement, the Company also agreed to reimburse Mr. Jackson for certain costs associated with his relocation to Dallas, Texas. The agreement provides that if, during the first two years of Mr. Jackson's employment, the Company terminates Mr. Jackson's employment without cause, or if Mr. Jackson is asked to take a reduction in wages or his position is eliminated or significantly down-graded, he will receive 12 months of base salary. Furthermore, the agreement provides that if the Company experiences a change in control resulting in a material change to his job function, he will receive 12 months total compensation and if his employment is terminated as a result of such change in control, all his unvested stock options will vest immediately. In September 1996, Mr. Jackson was granted options to purchase 20,000 shares of Common Stock at an exercise price of $14.125 per share, vesting at a rate of 25% per year commencing on September 27, 1997, in lieu of the scheduled grant of options in 1997 under his employment contract.

     Richard B. Hoffmann. On January 2, 1996, the Company entered into an agreement with Richard B. Hoffmann, who subsequently resigned from all his positions with the Company in February 1997. The agreement provided that he would be employed as the Company's President and receive a base salary of $250,000 per year and a bonus of $200,000 for the year ending December 31, 1996. The agreement also provided that Mr. Hoffmann's bonus plan for calendar year 1997 would have a bonus target of $200,000 and would be based on mutually agreed upon personal and Company objectives. In accordance with the agreement, Mr. Hoffmann was also granted options to purchase 100,000 shares of Common Stock at an exercise price of $10.375 per share, vesting at a rate of 20% per year with 20% vesting immediately upon the commencement of his employment with the Company. The agreement further provided that Mr. Hoffmann would have been granted options to purchase 50,000 shares of Common Stock in each of 1997 and 1998 with a similar vesting schedule. Pursuant to this agreement, the Company also agreed to reimburse Mr. Hoffmann for certain costs associated with his relocation to work for the Company. The agreement provided that if during 1997 Mr. Hoffmann's employment is terminated by the Company without cause, or if Mr. Hoffmann is asked to take a reduction in wages or his position is eliminated or significantly down-graded, he will receive 12 months of base salary. Furthermore, the agreement provided that if the Company experiences a change in control resulting in a material change to his job function, he will receive 18 months total compensation and if his employment is terminated as a result of such change in control, all his unvested stock options will vest immediately.
In September 1996, Mr. Hoffmann was granted options to purchase 50,000 shares of Common Stock at an exercise price of $14.125 per share, vesting at a rate of 25% per year commencing on September 27, 1997, in lieu of the scheduled grant of options in 1997 under his employment contract. On February 21, 1997 Mr. Hoffmann tendered his resignation subject to the condition, among others, that he receive two months compensation. The Company accepted his resignation.

     David C. Carrithers. On December 4, 1996, the Company entered into an agreement with David C. Carrithers, who subsequently resigned from all his positions with the Company in February 1997. The agreement also provided that he will be employed as the Company's Vice President of Marketing and Sales and receive a base salary of $130,000 per year and a bonus of $45,000 for the year ending December 31, 1997. The agreement further provided for a bonus of $30,000 for the year ending December 31, 1998, assuming the Company has not adopted a formal incentive program to supersede such bonus. Mr. Carrithers was also to be granted options to purchase 25,000 shares of Common Stock vesting at a rate of 25% per year from the date of his employment with the Company. Pursuant to this agreement, the Company also agreed to reimburse Mr. Carrithers for $30,000 of the costs associated with his relocation to Dallas, Texas. The agreement provided that if during the first year of Mr. Carrithers' employment with the Company, his employment is terminated by the Company without cause, or if Mr. Carrithers is asked to take a reduction in wages or his position is eliminated or significantly down-graded, he will receive 12 months of base salary. Furthermore, the agreement provided that if the Company experiences a change in control during the first year of Mr. Carrithers' employment resulting in a material change to his job function, he will receive 12 months total compensation and if his employment is terminated as a result of such change in control, all his unvested stock options will vest immediately. On February 10, 1997 Mr. Carrithers tendered his resignation.

COMPENSATION OF DIRECTORS

     The Company pays non-employee directors an annual retainer of $4,000 and a fee of $1,000 for each Board of Directors or committee meeting attended; provided that the Board of Directors has suspended such payments during the pendency of the Chapter 11 Proceeding. The Company also reimburses out-of-pocket expenses related to the director's attendance at such meetings. See "--Non-Employee Stock Option Plan."

     On September 5, 1996, the Company entered into a consulting agreement with Jack T. Smith, a member of the Company's Board of Directors pursuant to which Mr. Smith agreed to provide business, financial and management consulting services to the Company. In accordance with the consulting agreement, the Company granted Mr. Smith an option to purchase 100,000 shares of Common Stock at an exercise price of $14.125 per share exercisable in increments of 25,000 shares, with the first 25,000 shares becoming immediately exercisable on the date of grant and each subsequent increment becoming exercisable on each of the next three anniversaries of the date of grant. Unvested options automatically terminate upon termination of the consulting agreement, which can be terminated by either party on 30 days' notice. In March 1997, Mr. Smith was appointed President and Chief Operating Officer of the Company. Such agreement was terminated upon Mr. Smith being appointed President and Chief Operating Officer of the Company.

     On September 27, 1996, the Company also entered into a consulting agreement with John D. Curtis, a member of the Company's Board of Directors, pursuant to which Mr. Curtis agreed to provide legal and business consulting services to the Company. In accordance with the consulting agreement, the Company granted Mr. Curtis an option to purchase 20,000 shares of Common Stock at an exercise price of $14.125 per share exercisable in increments of 5,000 shares, with the first 5,000 shares becoming immediately exercisable on the date of grant and each subsequent increment becoming exercisable on each of the next three anniversaries of the date of grant. Unvested options automatically terminate upon termination of the consulting agreement, which can be terminated by either party on 30 days' notice.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 1997 by: (i) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the persons named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group.

                                                                                 NUMBER
                                                                                OF SHARES
                                                                               BENEFICIALLY           PERCENTAGE OF
                                                                                OWNED/(1)/         OUTSTANDING SHARES
                                                                               ------------        -------------------
Michael I. Smartt/(2)/......................................................      337,025                 1.5%
Richard B. Hoffmann/(3)/....................................................       40,000                  *
C. Fred Jackson/(4)/........................................................       20,000                  *
Oney A. Hervey /(5)/........................................................          ---                  *
Dan W. Cook III/(6)/........................................................      128,333                  *
John D. Curtis/(7)/.........................................................    2,352,743                 9.8%
C. Gregory Earls/(8)/.......................................................      676,714                 2.8%
Regina T. Montoya/(9)/......................................................       31,787                  *
Joe J. Pollard, III/(10)/...................................................      233,025                 1.1%
Jack T. Smith/(11)/.........................................................      103,633                  *
John C. Tolleson/(12)/......................................................      530,805                 2.2%
Carl H. Westcott/(13)/......................................................    8,272,713                34.6%
Jerry W. Bayless/(14)/......................................................      283,984                 1.2%
John A. Blessing/(15)/......................................................          ---                  *
All directors and executive officers as a group (10 persons)/(16)/..........   12,632,903                52.8%

____________________
 *    Represents less than 1.0% of the outstanding Common Stock.

/(1)/ Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

/(2)/ Includes 85,000 shares of Common Stock issuable upon exercise of options granted under the 1994 Stock Option Plan and exercisable within 60 days.

/(3)/ Mr. Hoffmann is no longer employed by the Company. Consists of shares of Common Stock issuable upon exercise of options granted under the 1994 Stock Option Plan. These options will terminate on April 22, 1997 unless exercised. The number of shares reported as beneficially owned by him is based on his last Form 4 which was filed for the month of September 1996.

/(4)/ Consists of 20,000 shares of Common Stock issuable upon exercise of options granted under the 1994 Stock Option Plan and exercisable within 60 days.

/(5)/ Mr. Hervey is no longer employed by the Company. The number of shares reported as beneficially owned by him is based on his last Form 4 which was filed for the month of February 1997.

/(6)/ Includes 10,000 shares issuable upon exercise of options granted under the Non Employee Plan and exercisable within 60 days. Includes 80,434 shares of Common Stock held by Mr. Cook as Custodian for his children under the Uniform Gift To Minors Act, as to which Mr. Cook disclaims beneficial ownership.

/(7)/ Includes 10,500 shares issuable upon exercise of options granted under the Non Employee Plan and exercisable within 60 days, and 1,149,000 and 1,149,000 shares of Common Stock held by Mr. Curtis as trustee of the Court Hilton Westcott 1987 Trust and Chart Hampton Westcott 1987 Trust, respectively, as to which Mr. Curtis disclaims beneficial ownership.

/(8)/ Includes 665,064 and 1,050 shares of Common Stock held by Mr. Earls as trustee under the Earls' Children Irrevocable Educational Trust Agreement and by members of his family, respectively, as to which Mr. Earls disclaims beneficial ownership, and 10,000 shares of Common Stock issuable upon exercise of options granted under the Non-Employee Plan and exercisable within 60 days.

/(9)/ Includes 22,500 shares of Common Stock issuable upon the exercise of options granted under the Non-Employee Plan and exercisable within 60 days.

/(10)/Includes 100,000 shares of Common Stock issuable upon exercise of options granted under the 1994 Stock Option Plan and exercisable within 60 days.

/(11)/Includes 20,000 shares of Common Stock issuable upon exercise of options granted under the Non-Employee Plan and exercisable within 60 days.

/(12)/ Includes 45,000 shares of Common Stock held by Mr. Tolleson as trustee of the Tolleson 1994 Descendants Trust, as to which Mr. Tolleson disclaims beneficial ownership, and 22,500 shares of Common Stock issuable upon exercise of options granted under the Non-Employee Plan and exercisable within 60 days.

/(13)/The principal business address of Mr. Westcott is 2001 Bryan Street,
      Suite 600, Dallas, Texas 75201.

/(14)/Mr. Bayless is no longer employed by the Company. The number of shares reported as beneficially owned by him is based on his last Form 4 which was filed for the month of August 1995.

/(15)/Mr. Blessing is no longer employed by the Company. The number of shares reported as beneficially owned by him is based on his last Form 4 which was filed for the month of November 1996.

/(16)/Includes 112,500 shares of Common Stock issuable upon exercise of options granted under the Non-Employee Plan and exercisable within 60 days and 120,000 shares of Common Stock issuable upon exercise of options granted under the 1994 Stock Option Plan and exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     During 1996 the Company maintained business relationships and engaged in certain transactions with affiliated companies and parties as described below. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

     In the normal course of its business, the Company regularly purchased Installment Contracts originated by Atlanta Toyota, Inc., all of the outstanding stock of which was owned by Mr. Westcott prior to January 17, 1996. Gross installment contracts receivable purchased by the Company from Atlanta Toyota, Inc. were approximately $271,000 for the sixteen days ended January 16, 1996. See Note 8 of the Notes to Consolidated Financial Statements.

     From time to time, the Company leases a jet aircraft from a corporation wholly owned by Mr. Westcott on terms the Company believes to be no less favorable to the Company than could be obtained for similar services from unrelated parties. The Company paid approximately $109,000 in 1996 for its use of the aircraft. The Company's primary use of the aircraft has been for travel in connection with its financing activities.

     On November 15, 1995, the Company entered into an agreement with First Extended Service Corporation pursuant to which First Extended Service Corporation performs certain claims administration services on behalf of the Company with respect to an extended service agreement program the Company offers to its Dealers. Under the extended service agreement program, a Dealer can sell a vehicle service product to a customer whose Contract is purchased by the Company, which reimburses the customer for certain repairs made to the vehicle securing the Contract. The amounts payable by the Company to First Extended Service Corporation under the agreement are directly related to the number of such vehicle service products sold by the Company's Dealers and are on terms no less favorable to the Company than could be obtained for similar services from unrelated parties. The Company paid approximately $614,000 in 1996 to First Extended Service Corporation pursuant to this agreement. First Extended Service Corporation is a wholly owned subsidiary of a corporation of which Mr. Westcott is the principal shareholder. Mr. Curtis is an executive officer of First Extended Service Corporation.

     In late 1996, the Company entered into an agreement with Cougar Advertising, Inc. pursuant to which Cougar Advertising, Inc. agreed to develop and produce commercials and execute media buys for the Company on terms the Company believes are no less favorable to the Company than could be obtained for similar services from unrelated parties. The Company paid approximately $242,000 for these services in 1996. Mr. Westcott is the sole shareholder of Cougar Advertising, Inc.

     On November 7, 1996, the Company entered into a build-to-suit agreement with Cougar Real Estate, Ltd. pursuant to which Cougar Real Estate, Ltd. agreed to construct a 102,400 square foot office building in accordance with specifications mutually agreed upon by the parties and subsequently lease the office building to the Company pursuant to a triple net lease. As a result of the Chapter 11 Proceeding and the Company's reduced level of operations, the

Company elected to reject the agreement in connection with the Chapter 11 Proceeding and Cougar Real Estate, Ltd. agreed to assert no claim for damages as a result of such rejection. The agreement provided for a lease term of 15 years.

     On October 1, 1996 JMAC executed a revolving credit promissory note (the "NationsBank Note") in the face amount of $15,000,000 payable to NationsBank. The NationsBank Note is due October 1, 1997 and bears interest at the prime rate of interest. Mr. Westcott unconditionally guaranteed payment of the NationsBank Note. In January 1997, as a condition to Mr. Westcott guaranteeing any future advances under the NationsBank Note or otherwise, JMAC granted him a security interest in all the assets of JMAC to secure payment of any and all claims arising pursuant to Mr. Westcott's guaranty. After the Company filed the Chapter 11 Petition, NationsBank refused to make any further advances under the NationsBank Note. To fund JMAC's operations, between January 30, 1997 and April 11, 1997, Mr. Westcott made the Westcott Loans to JMAC in the aggregate principal amount of $6,950,000. Additionally, at the request of NationsBank, on February 28, 1997, Mr. Westcott purchased the NationsBank Note. The Westcott Loans and NationsBank Notes are secured by a lien on all the assets of JMAC.

     On April 14, 1997, in a transaction approved by a committee of disinterested directors of the Company after obtaining the advice of an unaffiliated financial advisor, JMAC entered into the Preferred Stock Purchase Agreement with Mr. Westcott, pursuant to which Mr. Westcott purchased from JMAC 20,000 shares of JMAC Preferred Stock in exchange for $2.0 million of the Westcott Indebtedness and, subject to certain limitations, committed to purchase up to an additional 30,000 shares of JMAC Preferred Stock for $100 per share. Each outstanding share of JMAC Preferred Stock (i) has a liquidation value equal to the sum of $100 plus $1.50 for each calendar month or portion thereof that then has elapsed from and including April 1997 (the sum of such amounts being referred to as the "Liquidation Value"), (ii) except as required by law, entitles the holder thereof to one vote per share voting with the holders of JMAC's common stock (which results in Mr. Westcott having voting control of JMAC as long as he owns the JMAC Preferred Stock), and (iii) is redeemable at any time prior to conversion at a redemption price equal to the Liquidation Value, provided that at the time of such redemption all indebtedness owing by JMAC to Mr. Westcott and certain affiliated parties (including without limitation the Westcott Indebtedness) has been paid in full. Each share of JMAC Preferred Stock, unless previously redeemed, is convertible at the option of Mr. Westcott into that number of shares of JMAC Common Stock as shall be equal to the quotient of that number of shares of JMAC Common Stock, which after issuance, would be equal to 95% of all shares of JMAC Common Stock outstanding on the date the first share of JMAC Preferred Stock is converted divided by the number of shares of JMAC Preferred Stock authorized for issuance (currently 50,000) at any time after the earlier of (i) April 15, 1998, (ii) thirty days after any person, entity or group (other than Mr. Westcott or certain of his affiliates) becomes the beneficial owner of 25% or more of the combined voting power of the Company with the intention of changing or influencing control of the Company, (iii) the date of appointment of a trustee or receiver of the Company in the Chapter 11 Proceeding or the conversion of the Chapter 11 Proceeding to a Chapter 7 proceeding, (iv) the first date following termination or suspension of the Company's right to use cash collateral in the Chapter 11 Proceeding for a period of more than fifteen calendar days, (v) the date that the stay is lifted enabling the Revolving Lender (or another debtor-in-possession lender that the Company owes in excess of $5.0 million) to foreclose on its respective lien on the Company's assets, (vi) the date that any of the security agreements securing any of the Westcott Indebtedness shall cease to be legal, valid, binding and enforceable agreements or shall in any way be terminated or become or be declared ineffective or inoperative or cease to provide the first priority liens intended to be created thereby or if JMAC or any of its shareholders or creditors or any other person shall institute any legal action that, if successful, would have such effect, or (vii) the date, after confirmation of the Plan, that the Company defaults on any other material indebtedness or the maturity of such indebtedness is accelerated. No dividends shall accrue on the JMAC Preferred Stock prior to April 15, 1998, after which dividends shall be if and when declared by the Board of Directors of JMAC. See "Item 1. Business-- Chapter 11 Proceeding," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments; Chapter 11 Proceedings--JMAC" and "--Proposed Plan of Reorganization."

          Pursuant to the Preferred Stock Purchase Agreement, Mr. Westcott also agreed to support and vote in favor of the Company's plan of reorganization if the Plan is confirmed by the Bankruptcy Court no later than October 2, 1997 and contains the following provisions (the"Westcott Designated Provisions") (or, in lieu of any of the Westcott Designated Provisions, such other provisions substantially similar to the Westcott Designated Provisions as are reasonably acceptable to Mr. Westcott): (i) payment in full by the Company within six months following confirmation of the plan of reorganization of the JMAC Claim in accordance with an amortization schedule reasonably acceptable to Mr. Westcott (which payments have been assigned to and are to be used to repay a portion of the Westcott Indebtedness) and (ii) the exchange, as soon as practicable after the plan of reorganization is confirmed, of the JMAC Preferred Stock for that number of shares of the Company's common stock equal to the amount derived by dividing the redemption price of the JMAC Preferred Stock at the confirmation date by an amount equal to 75% of the average of the last reported daily sale price per share of the Company's common stock on the Nasdaq National Market during the period commencing with the twentieth trading day preceding the date the plan of reorganization is confirmed and continuing for a period ending on the twentieth trading day following the date the plan of reorganization is confirmed. Mr. Westcott's support of the Proposed Plan of Reorganization is required because it provides that he will personally guarantee $10.0 million of the Revolving Lender's post-Chapter 11 Petition Indebtedness. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments; Chapter 11 Proceeding."

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------


(a)  Financial Statements and Financial Statement Schedules:

The following documents are filed as part of this report:

REPORT OF INDEPENDENT AUDITORS

FINANCIAL STATEMENTS:
     Balance Sheets as of December 31, 1996 and 1995
     Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994
     Statements of Shareholders' Equity for the years ended
          December 31, 1996, 1995 and 1994
     Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994
     Notes to Financial Statements

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)  Exhibits:

Exhibit Number                                    Description
--------------                                    -----------

     3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-92646 on Form S-1, originally filed with the SEC on May 24, 1995)

     3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-92646 on Form S-1, originally filed with the SEC on May 24, 1995)

     4.1 Form of certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement No. 33-92646 on Form S-1 filed with the SEC on July 12, 1995)

     4.2 Indenture dated March 15, 1996 between Jayhawk Funding Trust I, as Issuer, and Norwest Bank Texas, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement No. 333-02150 on Form S-1, originally filed with the SEC on March 19, 1996)

     4.3 Series 1996A Supplement dated March 15, 1996 between Jayhawk Funding Trust I, as Issuer, and Norwest Bank Texas, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement No. 333-02150 on Form S-1, originally filed with the SEC on March 19, 1996)

     4.4 Indenture dated August 7, 1996 between Jayhawk Funding Trust I as Issuer, and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30,
               1996)

     4.5 Series 1996B Supplement dated August 7, 1996 between Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

     4.6 Articles of Amendment to the Articles of Incorporation of Jayhawk Medical Acceptance Corporation filed April 14, 1997

     4.7 Statement of Resolution Establishing Series of Preferred Stock of Jayhawk Medical Acceptance Corporation filed April 14, 1997

     10.1 Loan and Security Agreement dated April 4, 1995 between the Company and Shawmut Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-92646 on Form S-1, originally filed with the SEC on May 24, 1995)

     10.2 Amended and Restated 1994 Stock Option and Restricted Stock Plan (incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

     10.3 Amended and Restated Non-Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement No. 33-92646 on Form S-1, filed with the SEC on July 12, 1995)

     10.4      Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 10.4 to the Company's Registration Statement No. 33-92646 on Form S-1, originally filed with the SEC on May 24, 1995)

     10.5 Stock Purchase Agreement dated February 18, 1994 between the Company and each of Carl H. Westcott, C. Gregory Earls, as Trustee under the Earls' Children Irrevocable Educational Trust Agreement, and John C. Tolleson (incorporated by reference to
               Exhibit 10.6 to the Company's Registration Statement No. 33-92646 on Form S-1, originally filed with the SEC on May 24, 1995)

     10.6 Shareholders Agreement dated February 18, 1994 between Carl H. Westcott, C. Gregory Earls, as Trustee under the Earls' Children Irrevocable Educational Trust Agreement, and John C. Tolleson (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-92646 on Form S-1, originally filed with the SEC on May 24, 1995)

     10.7      Form of Dealer Agreement

     10.8 First Amendment dated July 10, 1995 to Loan and Security Agreement dated April 4, 1995 between the Company and Shawmut Capital Corporation (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement No. 33-92646 on Form S-1, filed with the SEC on July 12, 1995)

     10.9 Second Amendment dated December 29, 1995 to Loan and Security Agreement dated April 4, 1995 between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 8, 1996)

     10.10 Third Amendment dated January 25, 1996 to Loan and Security Agreement dated April 4, 1995 between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation) (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 8, 1996)

     10.11 Fourth Amendment to Loan and Security Agreement dated March 7, 1996 between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation) (incorporated by reference to
               Exhibit 10.14 to the Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 8, 1996)

     10.12 Contribution and Servicing Agreement dated March 15, 1996 between the Company, individually and as Servicer, Jayhawk Funding Trust I, as Issuer, Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota, National Association, as Backup Servicer (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 19, 1996)

     10.13 Fifth Amendment dated March 15, 1996 to Loan and Security Agreement dated April 4, 1995 between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 19, 1996)

     10.14 Collateral Assignment of Rights to Payment under Contribution and Servicing Agreement dated March 15, 1996 between the Company, as Assignor, and Fleet Capital Corporation, as Assignee (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 19, 1996)

     10.15 Pledge and Security Agreement dated March 15, 1996 between the Company, as Pledgor, and Fleet Capital Corporation, as Pledgee (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 19, 1996)

     10.16 Insurance and Indemnity Agreement dated March 15, 1996 between MBIA Insurance Corporation, as Insurer, the Company, in its individual capacity and as Servicer, Jayhawk Funding Trust I, as Issuer, Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota, National Association, as Backup Servicer (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 19, 1996)

     10.17 Sixth Amendment dated April 25, 1996 to Loan and Security Agreement dated April 4, 1995, between the Company and Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996)

     10.18 Subsequent Transfer Agreement dated April 30, 1996 between the Company, individually and as Servicer, Jayhawk Funding Trust I, as issuer, Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota, National Association, as Backup Servicer (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996)

     10.19 Contribution and Servicing Agreement dated August 7, 1996 between the Registrant, individually and as Servicer, Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee and Backup Servicer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

     10.20 Letter Agreement dated August 15, 1996 between the Company and C. Fred Jackson (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.21 Lease Agreement dated October 29, 1996 between the Company, as Tenant, and Two Galleria Tower Limited, as Landlord (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.22 Letter Agreement dated September 5, 1996 between the Company and Jack T. Smith

     10.23 Lease Agreement dated September 17, 1996 between the Company, as Tenant, and Equitable-Crow Tower 2001, Ltd., as Landlord (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.24 Letter Agreement dated September 27, 1996 between the Company and John D. Curtis

     10.25 Promissory Note dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.26 Guaranty dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender, and Carl H. Westcott, as guarantor (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.27 Negative Pledge dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, and NationsBank of Texas, N.A., as lender (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.28 Letter Agreement dated December 2, 1996 between the Company and David C. Carrithers regarding compensation arrangements

     10.29 Seventh Amendment dated January 7, 1997 to Loan and Security Agreement dated April 4, 1995 between the Company and Fleet Capital Corporation

     10.30 Security Agreement dated January 13, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott

     10.31 Promissory Note dated February 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender

     10.32 Promissory Note dated February 18, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender

     10.33 Promissory Note dated February 26, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender

     10.34 Promissory Note dated March 4, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender

     10.35 Security Agreement dated March 6, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott

     10.36 Promissory Note dated March 10, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender

     10.37 Promissory Note dated March 31, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender

     10.38 Promissory Note dated April 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender

     10.39 Amendment No. 1 to the Company's 1994 Amended and Restated Stock Option Plan effective as of March 6, 1996

     10.40 Amendment of Lease Agreement dated November 14, 1996 between Jayhawk Acceptance Corporation, as Tenant, and Equitable Crow Tower 2001, Ltd., as Landlord

     10.41 Subsequent Transfer Agreement dated August 11, 1996 between the Company, individually and as Servicer, Jayhawk Funding Trust I, as issuer, Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota, National Association, as Backup Servicer

     10.42 Preferred Stock Purchase Agreement dated April 11, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott

     10.43 Settlement Agreement dated April 17, 1997 by and among the Company, Fleet Capital Corporation and Carl H. Westcott

      11       Statement re computation of per share earnings

      21       Subsidiaries of the Company

     23.1      Consent of Ernst & Young LLP

      27       Financial Data Schedule

                                  SIGNATURES
                                  -----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    JAYHAWK ACCEPTANCE CORPORATION
                                            (Registrant)


Date: April 17, 1997          /s/   C. FRED JACKSON
                              --------------------------------------------------
                              C. Fred Jackson
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: April 17 , 1997         /s/ CARL H. WESTCOTT
                              --------------------------------------------------
                              Carl H. Westcott
                              Chairman of the Board, Chief Executive Officer
                                and Director (Principal Executive Officer)


Date: April 17, 1997          /s/ JACK T. SMITH
                              --------------------------------------------------
                              Jack T. Smith
                              President, Chief Operating Officer and Director


Date: April 17 , 1997         /s/ C. FRED JACKSON
                              --------------------------------------------------
                              C. Fred Jackson
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)


Date: April 17, 1997          /s/ JOHN D. CURTIS
                              --------------------------------------------------
                              John D. Curtis
                              Director

Date: April 17, 1997          /s/ DAN W. COOK III
                              --------------------------------------------------
                              Dan W. Cook III
                              Director


Date: April 17, 1997          /s/ C. GREGORY EARLS
                              --------------------------------------------------
                              C. Gregory Earls
                              Director


Date: April 17, 1997          /s/ REGINA T. MONTOYA
                              --------------------------------------------------
                              Regina T. Montoya
                              Director

Date: April 17, 1997          /s/ JOE J. POLLARD
                              --------------------------------------------------
                              Joe J. Pollard
                              Director


Date: April 17, 1997          /s/ JOHN C. TOLLESON
                              --------------------------------------------------
                              John C. Tolleson
                              Director

EXHIBIT INDEX
-------------

    SEQUENTIALLY
      NUMBERED
       EXHIBIT                             DESCRIPTION
         3.1             Amended and Restated Articles of Incorporation of the Company
                         (incorporated by reference to Exhibit 3.1 to the Company's Registration
                         Statement No. 33-92646 on Form S-1, originally filed with the SEC on May
                         24, 1995)

         3.2             Amended and Restated Bylaws of the Company  (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-92646 on
                         Form S-1, originally filed with the SEC on May 24, 1995)

         4.1             Form of certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration
                         Statement No. 33-92646 on Form S-1 filed with the SEC on July 12, 1995)

         4.2             Indenture dated March 15, 1996 between Jayhawk Funding Trust I, as
                         Issuer, and Norwest Bank Texas, N.A., as Trustee (incorporated by reference to Exhibit 4.2  to Amendment No. 1 to the Company's
                         Registration Statement No. 333-02150 on Form S-1, originally filed with the
                         SEC on March 19, 1996)

         4.3             Series 1996A Supplement dated March 15, 1996 between Jayhawk Funding
                         Trust I, as Issuer, and Norwest Bank Texas, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to  Amendment No. 1 to the Company's
                         Registration Statement No. 333-02150 on Form S-1, originally filed with the
                         SEC on March 19, 1996)

         4.4             Indenture dated August 7, 1996 between Jayhawk Funding Trust I as Issuer, and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                         three months ended June 30, 1996)

         4.5             Series 1996B Supplement dated August 7, 1996 between Jayhawk Funding
                         Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee
                         (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

         4.6             Articles of Amendment to the Articles of Incorporation of Jayhawk Medical
                         Acceptance Corporation filed April 14, 1997

         4.7             Statement of Resolution Establishing Series of Preferred Stock of Jayhawk
                         Medical Acceptance Corporation filed April 14, 1997 (filed herewith)

        10.1             Loan and Security Agreement dated April 4, 1995 between the Company and Shawmut Capital Corporation (incorporated by reference to Exhibit
                         10.1 to the Company's Registration Statement No. 33-92646 on Form S-1,
                         originally filed with the SEC on May 24, 1995)

    SEQUENTIALLY
      NUMBERED
       EXHIBIT                             DESCRIPTION
        10.2             Amended and Restated 1994 Stock Option and Restricted Stock Plan
                         (incorporated by reference from Exhibit 10.2 to the Company's Registration
                         Statement on Form S-1 No. 33-92646, originally filed with the SEC on May
                         24, 1995)

        10.3             Amended and Restated Non-Employee Stock Option Plan  (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's
                         Registration Statement No. 33-92646 on Form S-1, filed with the SEC on
                         July 12, 1995)

        10.4             Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-92646 on Form S-1,
                         originally filed with the SEC on May 24, 1995)

        10.5             Stock Purchase Agreement dated February 18, 1994 between the Company and each of Carl H. Westcott, C. Gregory Earls, as Trustee under the Earls'
                         Children Irrevocable Educational Trust Agreement, and John C. Tolleson
                         (incorporated by reference to Exhibit 10.6 to the Company's Registration
                         Statement No. 33-92646 on Form S-1, originally filed with the SEC on May
                         24, 1995)

        10.6             Shareholders Agreement dated February 18, 1994 between Carl H.
                         Westcott, C. Gregory Earls, as Trustee under the Earls' Children Irrevocable
                         Educational Trust Agreement, and John C. Tolleson (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-
                         92646 on Form S-1, originally filed with the SEC on May 24, 1995)

        10.7             Form of Dealer Agreement (filed herewith)

        10.8             First Amendment dated July 10, 1995 to Loan and Security Agreement dated April 4, 1995 between the Company and Shawmut Capital
                         Corporation (incorporated by reference to Exhibit 10.11 to Amendment No.
                         1 to the Company's Registration Statement No. 33-92646 on Form S-1, filed with the SEC on July 12, 1995)

        10.9             Second Amendment dated December 29, 1995 to Loan and Security
                         Agreement dated April 4, 1995 between the Company and Fleet Capital
                         Corporation (formerly Shawmut Capital Corporation) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No.
                         333-02150 on Form S-1, filed with the SEC on March 8, 1996)

       10.10             Third Amendment dated January 25, 1996 to Loan and Security Agreement dated April 4, 1995 between the Company and Fleet Capital Corporation
                         (formerly Shawmut Capital Corporation) (incorporated by reference to
                         Exhibit 10.13 to the Company's Registration Statement No. 333-02150 on
                         Form S-1, filed with the SEC on March 8, 1996)

    SEQUENTIALLY
      NUMBERED
       EXHIBIT                             DESCRIPTION
       10.11             Fourth Amendment to Loan and Security Agreement dated March 7, 1996 between the Company and Fleet Capital Corporation (formerly Shawmut
                         Capital Corporation) (incorporated by reference to Exhibit 10.14 to the
                         Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 8, 1996)

       10.12             Contribution and Servicing Agreement dated March 15, 1996 between the
                         Company, individually and as Servicer, Jayhawk Funding Trust I, as Issuer,
                         Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota,
                         National Association, as Backup Servicer  (incorporated by reference to
                         Exhibit 10.18 to Amendment No. 1 to the Company's Registration
                         Statement No. 333-02150 on Form S-1, filed with the SEC on March 19,
                         1996)

       10.13             Fifth Amendment dated March 15, 1996 to Loan and Security Agreement dated April 4, 1995 between the Company and Fleet Capital Corporation
                         (formerly Shawmut Capital Corporation) (incorporated by reference to
                         Exhibit 10.19 to Amendment No. 1 to the Company's Registration
                         Statement No. 333-02150 on Form S-1, filed with the SEC on March 19,
                         1996)

       10.14             Collateral Assignment of Rights to Payment under Contribution and
                         Servicing Agreement dated March 15, 1996 between the Company, as
                         Assignor, and Fleet Capital Corporation, as Assignee  (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company's
                         Registration Statement No. 333-02150 on Form S-1, filed with the SEC on
                         March 19, 1996)

       10.15             Pledge and Security Agreement dated March 15, 1996 between the
                         Company, as Pledgor, and Fleet Capital Corporation, as Pledgee
                         (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the
                         Company's Registration Statement No. 333-02150 on Form S-1, filed with the SEC on March 19, 1996)

       10.16             Insurance and Indemnity Agreement dated March 15, 1996 between MBIA
                         Insurance Corporation, as Insurer, the Company, in its individual capacity and as Servicer, Jayhawk Funding Trust I, as Issuer, Norwest Bank Texas,
                         N.A., as Trustee, and Norwest Bank Minnesota, National Association, as
                         Backup Servicer  (incorporated by reference to Exhibit 10.22 to Amendment
                         No. 1 to the Company's Registration Statement No. 333-02150 on Form
                         S-1, filed with the SEC on March 19, 1996)

       10.17             Sixth Amendment dated April 25, 1996 to Loan and Security Agreement dated April 4, 1995, between the Company and Fleet Capital Corporation
                         (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the three months ended March 31, 1996)

    SEQUENTIALLY
      NUMBERED
       EXHIBIT                             DESCRIPTION
       10.18             Subsequent Transfer Agreement dated April 30, 1996 between the
                         Company, individually and as Servicer, Jayhawk Funding Trust I, as issuer,
                         Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota,
                         National Association, as Backup Servicer (incorporated by reference to
                         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996)

       10.19             Contribution and Servicing Agreement dated August 7, 1996 between the
                         Registrant, individually and as Servicer, Jayhawk Funding Trust I, as Issuer,
                         and Norwest Bank Minnesota, N.A., as Trustee and Backup Servicer
                         (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                         Report on Form 10-Q for the three months ended June 30, 1996)

       10.20             Letter Agreement dated August 15, 1996 between the Company and C. Fred
                         Jackson (incorporated by reference to Exhibit 10.1 to the Company's
                         Quarterly Report on Form 10-Q for the three months ended September 30,
                         1996)

       10.21             Lease Agreement dated October 29, 1996 between the Company, as Tenant, and Two Galleria Tower Limited, as Landlord (incorporated by reference to
                         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

       10.22             Letter Agreement dated September 5, 1996 between the Company and Jack
                         T. Smith (filed herewith)

       10.23             Lease Agreement dated September 17, 1996 between the Company, as
                         Tenant, and Equitable-Crow Tower 2001, Ltd., as Landlord (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
                         10-Q for the three months ended September 30, 1996)

       10.24             Letter Agreement dated September 27, 1996 between the Company and
                         John D. Curtis (filed herewith)

       10.25             Promissory Note dated October 1, 1996 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and Carl H. Westcott as successor to
                         NationsBank of Texas, N.A., as lender (incorporated by reference to Exhibit
                         10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

       10.26             Guaranty dated October 1, 1996 between Jayhawk Medical Acceptance
                         Corporation, as borrower, Carl H. Westcott as successor to NationsBank of
                         Texas, N.A., as lender, and Carl H. Westcott, as guarantor (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
                         for the three months ended September 30, 1996)

    SEQUENTIALLY
      NUMBERED
       EXHIBIT                             DESCRIPTION
       10.27             Negative Pledge dated October 1, 1996 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and NationsBank of Texas, N.A., as lender (incorporated by reference to Exhibit 10.6 to the Company's
                         Quarterly Report on Form 10-Q for the three months ended September 30,
                         1996)

       10.28             Letter Agreement dated December 2, 1996 between the Company and David
                         C. Carrithers regarding compensation arrangements (filed herewith)

       10.29             Seventh Amendment dated January 7, 1997 to Loan and Security
                         Agreement dated April 4, 1995 between the Company and Fleet Capital
                         Corporation (filed herewith)

       10.30             Security Agreement dated January 13, 1997 between Jayhawk Medical
                         Acceptance Corporation and Carl H. Westcott (filed herewith)

       10.31             Promissory Note dated February 11, 1997 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       10.32             Promissory Note dated February 18, 1997 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       10.33             Promissory Note dated February 26, 1997 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       10.34             Promissory Note dated March 4, 1997 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       10.35             Security Agreement dated March 6, 1997 between Jayhawk Medical
                         Acceptance Corporation and Carl H. Westcott (filed herewith)

       10.36             Promissory Note dated March 10, 1997 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       10.37             Promissory Note dated March 31, 1997 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       10.38             Promissory Note dated April 11, 1997 between Jayhawk Medical
                         Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       10.39             Amendment No. 1 to the Company's 1994 Amended and Restated Stock
                         Option Plan effective as of March 6, 1996 (filed herewith)

       10.40             Amendment of Lease Agreement dated November 14, 1996 between
                         Jayhawk Acceptance Corporation, as Tenant, and Equitable Crow Tower
                         2001, Ltd., as Landlord (filed herewith)

    SEQUENTIALLY
      NUMBERED
       EXHIBIT                               DESCRIPTION
       10.41             Subsequent Transfer Agreement dated August 11, 1996 between the
                         Company, individually and as Servicer, Jayhawk Funding Trust I, as issuer,
                         Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota,
                         National Association, as Backup Servicer filed herewith

       10.42             Preferred Stock Purchase Agreement dated April 11, 1997 between Jayhawk
                         Medical Acceptance Corporation and Carl H. Westcott filed herewith

       10.43             Settlement Agreement dated April 17, 1997 by and among the Company,
                         Fleet Capital Corporation and Carl H. Westcott

          11             Statement re computation of per share earning filed herewith

          21             Subsidiaries of the Company filed herewith

        23.1             Consent of Ernst & Young LLP filed herewith

          27             Financial Data Schedule filed herewith