Form 10-K405/A
period 1996-12-31
JAYHAWK ACCEPTANCE CORP
filed 1997-04-22
CIK 919988

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-1
                        ______________________________
  (Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


     The dollar amount of Contracts in non-accrual status as a percentage of gross installment contracts receivable were approximately 31.4% and 19.7% as of December 31, 1996 and December 31, 1995, respectively. Due to the current and expected future reduced level of Contract purchases, the Company anticipates that the average age of the Contracts included within its portfolio will increase, which will result in a significant increase in non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio.

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

NOTE 3 - INSTALLMENT CONTRACTS RECEIVABLE


     Installment Contracts generally have initial terms ranging from 6 to 36 months and are collateralized by the related vehicles. The average initial term of an Installment Contract was approximately 28 months and 21 months in 1996 and 1995, respectively. The dollar amount of loans in non-accrual status as a percentage of gross installment contracts receivable was approximately 31.4% and 19.7% as of December 31, 1996 and 1995, respectively.

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


     In December 1996, the Company entered into a loan agreement with Prudential Securities Credit Corporation which provided for borrowings based upon a specified percentage of the outstanding principal balances of contracts securing the Series 1996A secured notes payable ($4,987,000 at December 31, 1996). The loan bears interest at LIBOR plus 2.50% (8.0% at December 31, 1996) and is secured by 100% of the Company's interest in Funding Trust. The loan was due and payable on February 28, 1997. Under the terms of the interim order dated March 6, 1997 and the Proposed Final Cash Collateral Order (see Note 2), which is subject to Bankruptcy Court approval, the Company is required to pay a minimum of $1.0 million per month for the months of March through and including July, 1997. Any balance remaining at July 31, 1997 would be payable under the terms of the Proposed Plan of Reorganization.


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

     On April 14, 1997, the principal shareholder purchased from JMAC 20,000 shares of JMAC Preferred Stock in exchange for $2.0 million of indebtedness to the principal shareholder and, subject to certain limitations, committed to purchase up to an additional 30,000 shares of JMAC Preferred Stock for $100 per share. Each outstanding share of JMAC Preferred Stock (i) has a liquidation value equal to the sum of $100 plus $1.50 for each calendar month or portion thereof that then has elapsed from and including April 1997 (the sum of such amounts being referred to as the "Liquidation Value"), (ii) except as required by law, entitles the holder thereof to one vote per share voting with the holders of JMAC's common stock (which results in the principal shareholder having voting control of JMAC as long as he owns the JMAC Preferred Stock), and
(iii) is redeemable at any time prior to conversion at a redemption price equal to the Liquidation Value, provided that at the time of such redemption all indebtedness owing by JMAC to the principal shareholder and certain affiliated parties has been paid in full. Each share of JMAC Preferred Stock, unless previously redeemed, is convertible at the option of the principal shareholder into that number of shares of JMAC Common Stock as shall be equal to the quotient of that number of shares of JMAC Common Stock, which after issuance, would be equal to 95% of all shares of JMAC Common Stock outstanding on the date the first share of JMAC Preferred Stock is converted divided by the number of shares of JMAC Preferred Stock authorized for issuance (currently 50,000) at any time after the earlier of (i) April 15, 1998, (ii) thirty days after any person, entity or group (other than the principal shareholder or certain of his affiliates) becomes the beneficial owner of 25% or more of the combined voting power of the Company with the intention of changing or influencing control of the Company, (iii) the date of appointment of a trustee or receiver of the Company in the Chapter 11 Proceeding or the conversion of the Chapter 11 Proceeding to a Chapter 7 proceeding, (iv) the first date following termination or suspension of the Company's right to use cash collateral in the Chapter 11 Proceeding for a period of more than fifteen calendar days, (v) the date that the stay is lifted enabling the Revolving Lender (or another debtor-in-possession lender that the Company owes in excess of $5.0 million) to foreclose on its respective lien on the Company's assets, (vi) the date that any of the security agreements securing any of the aforementioned indebtedness to the principal shareholder shall cease to be legal, valid, binding and enforceable agreements or shall in any way be terminated or become or be declared ineffective or inoperative or cease to provide the first priority liens intended to be created thereby or if JMAC or any of its shareholders or creditors or any other person shall institute any legal action that, if successful, would have such effect, or (vii) the date, after confirmation of the Plan, that the Company defaults on any other material indebtedness or the maturity of such indebtedness is accelerated. No dividends shall accrue on the JMAC Preferred Stock prior to April 15, 1998, after which dividends shall be if and when declared by the Board of Directors of JMAC.

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


     On October 1, 1996 JMAC executed a revolving credit promissory note (the "NationsBank Note") in the face amount of $15,000,000 payable to NationsBank. The NationsBank Note is due October 1, 1997 and bears interest at the prime rate of interest. Mr. Westcott unconditionally guaranteed payment of the NationsBank Note. In January 1997, as a condition to Mr. Westcott guaranteeing any future advances under the NationsBank Note or otherwise, JMAC granted him a security interest in all the assets of JMAC to secure payment of any and all claims arising pursuant to Mr. Westcott's guaranty. After the Company filed the Chapter 11 Petition, NationsBank refused to make any further advances under the NationsBank Note. To fund JMAC's operations, between January 30, 1997 and April 11, 1997, Mr. Westcott made the Westcott Loans to JMAC in the aggregate principal amount of $6,950,000. Additionally, at the request of NationsBank, on February 28, 1997, Mr. Westcott purchased the NationsBank Note. The Westcott Loans and NationsBank Note are secured by a lien on all the assets of JMAC.

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


                                    JAYHAWK ACCEPTANCE CORPORATION
                                            (Registrant)



Date: April 21, 1997          /s/   C. FRED JACKSON
                              --------------------------------------------------
                              C. Fred Jackson
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

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

         4.6             Articles of Amendment to the Articles of Incorporation of Jayhawk Medical
                         Acceptance Corporation filed April 14, 1997 (filed herewith)

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

    SEQUENTIALLY
      NUMBERED
       EXHIBIT                               DESCRIPTION
       10.41             Subsequent Transfer Agreement dated August 11, 1996 between the
                         Company, individually and as Servicer, Jayhawk Funding Trust I, as issuer,
                         Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota,
                         National Association, as Backup Servicer (filed herewith)

       10.42             Preferred Stock Purchase Agreement dated April 11, 1997 between Jayhawk
                         Medical Acceptance Corporation and Carl H. Westcott (filed herewith)

       10.43             Settlement Agreement dated April 17, 1997 by and among the Company,
                         Fleet Capital Corporation and Carl H. Westcott (filed herewith)

          11             Statement re computation of per share earning (filed herewith)

          21             Subsidiaries of the Company (filed herewith)

        23.1             Consent of Ernst & Young LLP (filed herewith)

          27             Financial Data Schedule (filed herewith)