Form 10-Q
period 1997-03-31
JAYHAWK ACCEPTANCE CORP
filed 1997-05-20
CIK 919988

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        ------------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to
                                    -------     -------
                           -------------------------

                            COMMISSION FILE NUMBER
                                    0-26410
                           -------------------------

                        JAYHAWK ACCEPTANCE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


         TEXAS                                           75-2486444
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


                                  BRYAN TOWER
                         2001 BRYAN STREET, SUITE 600
                              DALLAS, TEXAS 75201
              (Address of Principal Executive Offices)(Zip Code)
                                (214) 754-1000
             (Registrant's Telephone Number, Including Area Code)

                        ------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                         ------------------------------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

                         ------------------------------

      At May 16, 1997, the latest practicable date, there were 23,929,771 shares of Common Stock, $.01 par value, outstanding.

                         JAYHAWK ACCEPTANCE CORPORATION
                            (DEBTOR-IN-POSSESSION)
                              INDEX TO FORM 10-Q
                              ------------------


PART I.  FINANCIAL INFORMATION
-----------------------------
ITEM 1.  FINANCIAL STATEMENTS                                             PAGE

     Consolidated Balance Sheets at March 31, 1997 (Unaudited) and
     December 31, 1996......................................................3

     Consolidated Statements of Operations for the three months ended
     March 31, 1997 and 1996 (Unaudited)....................................4

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1997 and 1996 (Unaudited)....................................5

     Consolidated Statement of Shareholders' Equity for the three months ended  March 31, 1997 (Unaudited)...............................6

     Notes to Consolidated Financial Statements.............................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................................9

PART II.  OTHER INFORMATION
---------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................15

SIGNATURES.................................................................16
----------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------


                        JAYHAWK ACCEPTANCE CORPORATION
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                   (Unaudited)



                                             ASSETS


                                                                     MARCH 31,   DECEMBER 31,
                                                                       1997         1996
                                                                     ---------   ------------

Cash and cash equivalents                                            $   3,759    $     253
Restricted cash                                                          4,334        6,352

Installment contracts receivable                                       333,312      373,740
Allowance for credit losses                                            (77,654)     (73,635)
                                                                     ---------    ---------
Installment contracts receivable, net                                  255,658      300,105

Furniture, fixtures and equipment, net                                  11,482       10,545
Income taxes receivable                                                     22        1,122
Other assets                                                             4,161        4,190
                                                                     ---------    ---------
Total assets                                                         $ 279,416    $ 322,567
                                                                     =========    =========


                              LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
      Accounts payable and accrued liabilities                       $   6,690    $   8,878
      Deferred dealer and provider fees, net                             2,652        2,841
      Dealer and provider holdbacks, net                               129,594      159,075
      Unearned service contract fees                                     1,799        2,942
      Notes payable                                                    104,306      108,647
                                                                     ---------    ---------
Total liabilities                                                      245,041      282,383

Commitments and Contingencies

Shareholders' Equity:
      Common stock, $.01 par value; 40,000,000
        shares authorized; 23,929,771 and
        23,917,771 shares issued and outstanding
        at March 31, 1997 and December 31, 1996,
        respectively                                                       240          239
      Additional paid-in capital                                        88,779       88,770
      Accumulated deficit                                              (54,644)     (48,825)
                                                                     ---------    ---------
Total shareholders' equity                                              34,375       40,184
                                                                     ---------    ---------
Total liabilities and shareholders' equity                           $ 279,416    $ 322,567
                                                                     =========    =========



                See notes to consolidated financial statements.

                        JAYHAWK ACCEPTANCE CORPORATION
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
Revenues:
       Finance charges                          $  9,203    $  8,161
       Dealer and provider fees                    3,299       1,715
       Service contracts                           1,549         263
                                                --------    --------
                                                  14,051      10,139

Costs and expenses:
       Sales and marketing                         3,772       1,778
       Operating                                   6,325       2,991
       Provision for credit losses                 5,423         814
       Provision for service contract claims         642         197
       Interest                                    2,708       1,217
                                                --------    --------
                                                  18,870       6,997
                                                --------    --------
Income (loss) before reorganization expense       (4,819)      3,142
Reorganization expense                             1,000         -
                                                --------    --------
Income (loss) before income taxes                 (5,819)      3,142
Income tax expense                                   -         1,098
                                                --------    --------
Net income (loss)                               $ (5,819)   $  2,044
                                                ========    ========
Net income (loss) per share                     $  (0.24)   $   0.10
                                                ========    ========

Weighted average number of shares outstanding     23,924      20,785
                                                ========    ========

                See notes to consolidated financial statements.

                        JAYHAWK ACCEPTANCE CORPORATION
                            (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                       ADDITIONAL
                                             COMMON     PAID-IN      RETAINED
                                             STOCK      CAPITAL      EARNINGS    TOTAL
                                            --------   ----------    --------   --------

Balance at December 31, 1996                     239      88,770     (48,825)     40,184

Issuance of 12,000 shares of common stock
   upon exercise of stock options                  1           9         -            10

Net loss                                                              (5,819)     (5,819)
                                            --------    --------    --------    --------

Balance at March 31, 1997                   $    240    $ 88,779    $(54,644)   $ 34,375
                                            ========    ========    ========    ========

                See notes to consolidated financial statements.

                        JAYHAWK ACCEPTANCE CORPORATION
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                          1997        1996
                                                                        --------    --------
Cash flows from operating activities:
       Net income (loss)                                                $ (5,819)   $  2,044
       Adjustments to reconcile net income (loss) to net
             cash provided by (used in) operating activities:
                  Depreciation and amortization                              863         438
                  Loss on sale/write down of fixed assets                     47         -
                  Provision for credit losses                              5,423         814
                  Deferred income taxes                                      -           600
                  Changes in operating assets and liabilities:
                        Installment contracts receivable                     832      (2,566)
                        Income taxes receivable                            1,100         -
                        Other assets                                          28          50
                        Accounts payable and accrued liabilities          (3,332)       (164)
                        Income taxes payable                                 -          (352)
                        Deferred dealer fees, net                           (188)       (301)
                                                                        --------    --------
Net cash provided by (used in) operating activities                       (1,046)        563

Cash flows from investing activities
       Payments to dealers                                               (15,925)    (52,525)
       Collections of installment contracts receivable                    24,637      18,423
       Capital expenditures                                               (1,848)     (1,355)
       Decrease (increase) in restricted cash                              2,019     (11,826)
                                                                        --------    --------
Net cash provided by (used in) investing activities                        8,883     (47,283)

Cash flows from financing activities;
       Net borrowings under revolving credit facilities                    4,300      10,819
       Proceeds from issuance of notes payable to principal
             shareholder                                                   6,020         -
       Net proceeds from the issuance of secured notes payable               -        36,352
       Principal payments on secured notes payable                       (14,661)        -
       Proceeds from sales of common stock, net                               10        (188)
                                                                        --------    --------
Net cash provided by (used in) financing activities                       (4,331)     46,983
Net increase in cash and cash equivalents                                  3,506         263
Cash and cash equivalents at the beginning of the period                     253         120
                                                                        --------    --------
Cash and cash equivalents at the end of the period                      $  3,759    $    383
                                                                        ========    ========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                           $  2,777    $    909
                                                                        ========    ========
       Cash paid for income taxes                                       $    -      $    850
                                                                        ========    ========

                 See notes to consolidated financial statements.

                        JAYHAWK ACCEPTANCE CORPORATION
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Jayhawk Acceptance Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jayhawk Services, Inc., Jayhawk Funding Trust I ("Funding Trust") and Jayhawk Medical Acceptance Corporation ("JMAC"). All significant intercompany balances and transactions have been eliminated upon consolidation.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on April 18, 1997.

NOTE 2 - NET INCOME PER SHARE

     The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 23,929,771 and 20,798,334 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 3 - BANKRUPTCY PROCEEDINGS

     On February 7, 1997, the Company (excluding the subsidiaries) filed a voluntary petition for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceeding"). The Company is managing its business as a debtor-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its revolving lenders' cash collateral through July 31, 1997, such authorization has been limited to the payment of expenses and purchase of automobile installment sale contracts ("Automotive Contracts") in accordance with a court approved budget.

NOTE 4 - NOTES PAYABLE

     After the Company's filing of its Bankruptcy Petition in February 1997, JMAC's revolving credit lender refused to make any further advances under JMAC's Revolving Credit Facility. To fund JMAC's operations between Jan. 30, 1997 and March 31, 1997, the Company's principal shareholder made loans to JMAC in the aggregate principal amount of $6.0 million. Additionally, at the request of JMAC's revolving credit lender, on Feb. 28, 1997, Mr. Westcott purchased the Revolving Credit Promissory Note evidencing the $13.5 million principal amount of indebtedness outstanding under the credit facility.

NOTE 5 - SUBSEQUENT EVENTS

     From April 14 through May 16, 1997, the principal shareholder purchased from JMAC 37,500 shares of JMAC Preferred Stock in exchange for $2.0 million of the indebtedness to the principal shareholder and $1.75 million of cash and, subject to certain limitations, committed to purchase up to an additional 12,500 shares of JMAC Preferred Stock for $100 per share. Each outstanding share of JMAC Preferred Stock (i) has a liquidation value equal to the sum of $100 plus $1.50 for each calendar month or portion thereof that then has elapsed from and including April 1997 (the sum of such amounts being referred to as the "Liquidation Value"), (ii) except as required by law, entitles the holder thereof to one vote per share voting with the holders of JMAC's common stock (which results in the principal shareholder having voting control of JMAC as long as he owns the JMAC Preferred Stock), and (iii) is redeemable at any time prior to conversion at a redemption price equal to the Liquidation Value, provided that at the time of such redemption all such indebtedness owing by JMAC to the principal shareholder and certain affiliated parties has been paid in full. Each share of JMAC Preferred Stock, unless previously redeemed, is convertible at the option of the principal shareholder into that number of shares of JMAC Common Stock as shall be equal to the quotient of that number of shares of JMAC Common Stock, which after issuance would be equal to 95% of all shares of JMAC Common Stock outstanding on the date the first share of JMAC Preferred Stock is converted divided by the number of shares of JMAC Preferred Stock authorized for issuance (currently 50,000) at any time after the earlier of (i) April 15, 1998, (ii) thirty days after any person, entity or group (other than the principal shareholder or certain of his affiliates) becomes the beneficial owner of 25% or more of the combined voting power of the Company with the intention of changing or influencing control of the Company, (iii) the date of appointment of a trustee or receiver of the Company in the Chapter 11 Proceeding or the conversion of the Chapter 11 Proceeding to a Chapter 7 proceeding, (iv) the first date following termination or suspension of the Company's right to use cash collateral in the Chapter 11 Proceeding for a period of more than 15 calendar days, (v) the date that the stay is lifted enabling the Revolving Lender (or another debtor-in-possession lender that the Company owes in excess of $5.0 million) to foreclose on its respective lien on the Company's assets, (vi) the date that any of the security agreements securing any of the indebtedness to the principal shareholder shall cease to be legal, valid, binding and enforceable agreements or shall in any way be terminated or become or be declared ineffective or inoperative or cease to provide the first priority liens intended to be created thereby or if JMAC or any of its shareholders or creditors or any other person shall institute any legal action that, if sucessful, would have such effect, or (vii) the date, after confirmation of the Plan, that the Company defaults on any other material indebtedness or the maturity of such indebtedness is accelerated. No dividends shall accrue on the JMAC Preferred Stock prior to April 15, 1998, after which dividends shall be if and when declared by the Board of Directors of JMAC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RECENT DEVELOPMENTS; CHAPTER 11 PROCEEDING

     As described in the Company's annual report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"), on February 7, 1997, the Company filed a voluntary petition for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceeding"). The Company is managing its business as a debtor-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its revolving lender's cash collateral through July 31, 1997, such authorization has been limited to the payment of expenses and purchase of automobile installment sale contracts ("Automotive Contracts") in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company has implemented a number of cost-saving measures. Among other things, since the filing of the Chapter 11 Petition, the Company has (i) tightened the criteria under which it is willing to purchase Automotive Contracts from automobile dealers ("Dealers"), (ii) changed the focus of its sales and marketing efforts from enrolling new Dealers into the Company's program to purchasing Automotive Contracts from existing Dealers whose pools are among the better performing pools owned by the Company, (iii) received significantly fewer Automotive Contracts from its participating Dealers for purchase consideration, (iv) purchased a materially lower volume of Automotive Contracts from its Dealers (326 and 127 Automotive Contracts during the months of March and April 1997, respectively, as compared with 8,405 and 6,471 Automotive Contracts during the months of March and April 1996, respectively), and (v) reduced its workforce by approximately 200 employees. See "--Liquidity and Capital Resources" and the 1996 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Total Revenue. Total revenue increased from $10.1 million for the three months ended March 31, 1996 to $14.1 million for the same period in 1997, an increase of $4.0 million or 39.6%. The increase was due to a $2.6 million, or 25.7%, increase in revenues attributable to the Company's automobile finance program and to $1.4 million of revenues attributable to Jayhawk Medical Acceptance Corporation's ("JMAC") elective health care program. JMAC was formed in August 1996 to provide an indirect source of financing for elective health care procedures, and as of May 16, 1997, had enrolled 1,559 health care providers ("Providers") into its elective health care program, purchased 4,756 installment contracts from Providers ("Medical Contracts", and together with Automotive Contracts, "Contracts") and financed $15.6 million of elective health care procedures. JMAC incurred losses of approximately $2.2 million in the first quarter of 1997 and the Company anticipates that JMAC will continue to incur losses at least through the second quarter of 1997. The increase in total revenues reflects increased Dealer and Provider fees, increased service contract revenue and increased finance charges.

     Dealer and Provider fees increased from $1.7 million for the three months ended March 31, 1996 to $3.3 for the three months ended March 31, 1997, an increase of $1.6 million or 94.1%. The increase was the result of a $.3 million increase in fees from Dealers primarily attributable to the recognition of enrollment fees of Dealers that enrolled in the Company's automobile finance program prior to the filing of the Chapter 11 Petition, and $1.3 million in fees from Providers primarily relating to Medical Contracts purchased in JMAC's elective health care program.

     Service contract revenue was $.3 million for the three months ended March 31, 1996 as compared with $1.5 million for the same period in 1997, an increase of $1.2 million. The increase in service contract revenue is primarily attributable to the fact that the Company first began offering its service contract program to Dealers in the first quarter of 1996 and primarily relates to service contracts sold prior to 1997. Service contract revenue is recognized over the term of the related Automotive Contract. As a result of the decreased number of Automotive Contracts being submitted to and purchased by the Company and changes in the way Dealers are compensated for selling service contracts, the Company expects service contract revenue to decrease significantly in the future.

     The increase in finance charges resulted from the increased number of Automotive Contracts and Medical Contracts held in the Company's portfolio. Finance charges from both Automotive Contracts and Medical Contracts increased from $8.2 million for the three months ended March 31, 1996 to $9.2 million for the same period in 1997, an increase of $1.0 million or 12.2%. Finance charges from Medical Contracts were $161,000 for the three months ended March 31, 1997. The Company's installment contracts receivable, net of allowance for credit losses, increased from $230.3 million as of March 31, 1996, to $333.3 million as of March 31, 1997, an increase of $103.0 million or 44.7%. The increase was due to an increase in automobile receivables of $90.3 million and to $12.7 million of medical receivables.

     The average annualized yield on the Company's automobile finance portfolio decreased from 16% to 10% for the three months ended March 31, 1996 and March 31, 1997, respectively. The decrease in the average annualized yield is attributable to the longer average original term of Automotive Contracts included in the Company's portfolio during the first quarter of 1997 when compared with the first quarter of 1996 and the higher percentage of non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included within the Company's portfolio during the first quarter of 1997 when compared with the same period in 1996. Non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included within the Company's portfolio increased from 22% at March 31, 1996 to 42% at March 31, 1997. Due to the current and expected future reduced level of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included within its portfolio will increase, which will result in a significant increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included within the Company's portfolio. As of March 31, 1997, non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included within the Company's portfolio was 3.3%. The Company anticipates that as the average age of the Medical Contracts included within its portfolio increases, non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included within the Company's portfolio will rise significantly.

     As a result of measures taken by the Company in connection with the Chapter 11 Proceeding and the decreased number of Automotive Contracts being submitted to the Company, the Company anticipates reporting materially lower volumes of Automotive Contract purchases in the foreseeable future, which will result in decreased finance charges, dealer fees and service contract revenue. See "-- Recent Developments; Chapter 11 Proceeding."

     Sales and Marketing. Sales and marketing expenses increased from $1.8 million for the three months ended March 31, 1996 to $3.8 million for the same period in 1997, and increased as a percentage of total revenue from 17.5% for the three months ended March 31, 1996 to 26.8% for the three months ended March 31, 1997. The increase in sales and marketing expenses is primarily a result of the Company's effort to expand JMAC's elective health care program which incurred approximately $2.0 million of sales and marketing expenses for the three months ended March 31, 1997. Sales and marketing expenses for the Company's automobile finance program decreased as a percentage of revenues attributable to the Company's automobile finance program from 17.5% to 14.7% for the periods ended March 31, 1996 and March 31, 1997, respectively. The decrease was primarily the result of economies of scale associated with greater revenues and, to a lesser extent, the Company's reduced efforts in enrolling new Dealers into the Company's automobile finance program. Sales and marketing expenses of JMAC's elective health care program were 133.6% of revenues attributable to the elective health care program for the quarter ending March 31, 1997. See "-- Recent Developments; Chapter 11 Proceeding."

     Operating Expenses. Operating expenses increased from $3.0 million for the three months ending March 31, 1996 to $6.3 million for the corresponding period in 1997, an increase of $3.3 million, or 110.0%, and increased as a percentage of total revenues from 29.5% to 45.0% over the same periods. The dollar increase in operating expenses is primarily attributable to expenses incurred in servicing the larger automobile finance portfolio and, to a lesser extent, expenses incurred in connection with JMAC's elective health care program. The increase in operating expenses as a percentage of total revenues is primarily attributable to the higher percentage of non-accrual Contracts included within the Company's portfolio during the first quarter of 1997 when compared with the first quarter of 1996, and the higher level of operating expenses of JMAC's elective health care program as a percentage of revenues attributable to the elective health care program when compared with the Company's automobile finance program.

     Provision for Credit Losses. The amount provided for credit losses increased from $.8 million for the three months ended March 31, 1996 to $5.4 million for the same period in 1997, an increase of $4.6 million or 575.0%. See "--Credit Loss Policy" and the 1996 10-K. The increase in the provision for credit losses is primarily due to the increased number of non-accrual Automotive Contracts included in the Company's portfolio on March 31, 1997 when compared with March 31, 1996 and the Company's policy of providing for possible losses in uncollected finance charges previously reported in earnings upon a Contract reaching non-accrual status, along with a provision for possible losses on acquisition payments paid to Dealers with respect to Automotive Contracts purchased in the first quarter of 1997.

     Provision for Service Contract Claims. The Company provided $642,000 for service contract claims for the three months ended March 31, 1997 as compared with $197,000 in the first quarter of 1996. The increase in the provision for service contract claims is primarily attributable to the increased number of service contracts included in the Company's portfolio in the first quarter of 1997 when compared with the first quarter of 1996.

     Interest Expense. Interest expense increased from $1.2 million during the three months ended March 31, 1996 to $2.7 million during the same period in 1997. This increase was primarily due to higher average borrowings under the Company's credit facilities.

     Reorganization Expenses. Reorganization expenses relate to costs incurred by the Company in connection with the Chapter 11 Proceeding. The Company incurred $1 million of reorganization expenses in the first quarter of 1997, primarily consisting of professional fees.

     Income Taxes. The Company's effective income tax rate was 0% for the three months ended March 31, 1997, as compared with an effective income tax rate of 35% for the same period in 1996.

INSTALLMENT CONTRACTS RECEIVABLE

Installment contracts receivable consist of the following (in thousands):

                                                     MARCH 31,   DECEMBER 31,
                                                        1997         1996
                                                    ----------  -------------
Gross installment contracts receivable...........    $ 387,699      $ 438,998
Unearned finance charges.........................      (54,387)       (65,258)
                                                     ---------      ---------
Installment contracts receivable.................    $ 333,312      $ 373,740
                                                     =========      =========

Changes in gross installment contracts receivable are as follows (in thousands):

                                                        THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ------------------------
                                                       1997           1996
                                                     ---------      ---------
Balance, beginning of period.....................    $ 438,998      $ 198,397
Gross amount of installment contracts accepted...       34,399        108,588
Cash collections on installment contracts
receivable.......................................      (40,782)       (25,180)
Charge offs......................................      (44,916)        (8,054)
                                                     ---------      ---------
Balance, end of period...........................    $ 387,699      $ 273,751
                                                     =========      =========

DEALER AND PROVIDER HOLDBACKS

Dealer and Provider holdbacks, net, consist of the following (in thousands):

                                                  MARCH 31,     DECEMBER 31,
                                                    1997           1996
                                                 ---------      ---------
Dealer and Provider holdbacks..............      $ 311,852      $ 351,549
Less:  Acquisition payments................       (182,258)      (192,474)
                                                 ---------      ---------
Dealer and Provider holdbacks, net.........      $ 129,594      $ 159,075
                                                 =========      =========

CREDIT LOSS POLICY

     The level of related Dealer and Provider holdbacks and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance for credit losses. Credit loss experience, changes in the character, size and age of particular Dealer and Provider pools and the Company's overall installment contracts receivable portfolio and management's judgment are other factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs.

     Revenue on Automotive Contracts is recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the Contract is repossessed, whichever occurs first, and revenue on Medical Contracts is recognized under the interest method of accounting until the underlying obligation is 60 days contractually past due. At such time, the Company suspends the accrual of revenue and provides for possible losses in uncollected finance charges previously reported in earnings.

     The dollar amount of Contracts in non-accrual status as a percentage of gross installment contracts receivable were approximately 41% and 22% as of March 31, 1997 and March 31, 1996, respectively. Due to the current and expected future reduced level of Automotive Contract purchases, the Company anticipates that the average age of the Contracts included within its portfolio will increase, which will result in a significant increase in non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio.

     Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related dealer and provider holdback and, if insufficient, the allowance for credit losses. Because any remaining outstanding Contracts in the applicable pool are available to recover acquisition payments paid upon the Company's purchase of Contracts included within such pool and as the acquisition payment generally approximates 50% for Automotive Contracts (averaging 55% for Automotive Contracts purchased in 1996 and 58% for Automotive Contracts purchased in the first quarter of 1997) and 60% for Medical Contracts of the principal amount of the Contract, the risk of loss to the Company is mitigated. However, risk does exist that acquisition payments made to a Dealer or Provider may not be fully recouped from the collections related to that Dealer's or Providers' pool(s) since the default rate on any individual pool could be, and in cases has been, so extreme that collections are not sufficient to recover all acquisition payments paid by the Company for such Contracts. See "--Recent Developments; Chapter 11 Proceeding" and the 1996 10-K.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer and provider holdbacks for the periods indicated.

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                      --------------------------------------
                                                                       1997          1996
                                                      --------------------------------------
                                                         $       %/(1)/     $        %/(1)/
                                                      -------  --------   ------   ---------
                                                             (Dollars in thousands)
Gross installment contracts receivable
 charged-off.......................................    44,916     100.0%   8,054      100.0%

Charged against dealer/provider holdbacks..........    35,933      80.0%   6,443       80.0%

Charged against unearned finance charges...........     7,013      15.6%   1,206       15.0%

Charged against allowance for credit losses........     1,970       4.4%     405        5.0%

Provision for credit losses........................     5,423  ---/(2)/      814   ---/(2)/

                                                                              MARCH 31,
                                                                          -----------------
                                                                            1997      1996
                                                                          -------   -------
As a % of gross installment  contracts receivable:

   Dealer and provider holdbacks.....................................       80.4%      80.0%

   Allowance for credit losses.......................................       20.0%       1.3%

As a % of installment contracts receivable:

   Allowance for credit losses.......................................       23.3%       1.6%

Net charge-offs against allowance for credit losses..................         .6%        .2%

--------------------------------------------
  (1) As a percent of gross installment contracts receivable charged-off.
  (2) Not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     Since the filing of the Chapter 11 Petition, the Company has been managing its business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its revolving lender's cash collateral through July 31, 1997, such authorization has been limited to the payment of expenses and purchases of Contracts in accordance with a court approved budget.

     Although Jayhawk Medical Acceptance Corporation ("JMAC") was not a party to the Company's Chapter 11 Petition, the Company's filing of the Chapter 11 Petition has affected JMAC. JMAC had loaned approximately $7.1 million to the Company prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court has prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of such loan. Additionally, after the Company filed its Chapter 11 Petition, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Westcott, the Company's Chairman of the Board, Chief Executive Officer and largest shareholder, provided approximately $8.7 million of financing to JMAC between January 30, 1997 and May 16, 1997 (including the proceeds from Mr. Westcott's purchase of 37,500 shares of JMAC's Series A Redeemable, Convertible Preferred Stock) and, subject to certain limitations, committed to provide JMAC with up to $1.25 million of additional financing. However, Mr. Westcott is not obligated to provide JMAC with any additional financing and the failure of JMAC to receive additional financing from the Company or Mr. Westcott or otherwise would have a material adverse effect on JMAC.

Additionally, the majority of the financing provided by Mr. Westcott to JMAC has been in the form of demand notes secured by all of the assets of JMAC. Neither JMAC nor the Company currently has the financial resources with which to repay such notes. See the 1996 10-K for further information regarding JMAC, the terms of JMAC's Series A Redeemable, Convertible Preferred Stock and the terms of the financing provided by Mr. Westcott.

     The Company has reached an agreement with its revolving lender and Mr. Westcott on the terms on which they would support the Company's proposed plan of
reorganization.   See the 1996 10-K for further information concerning the
Chapter 11 Proceeding. Under the Company's proposed plan of reorganization, the Company's liquidity would largely be a function of collections on its existing Contracts, and at projected levels of collections, the funds available for the purchase of Contracts would restrict such purchases to a materially lower level than that which prevailed before the filing of the Chapter 11 Petition. Additionally, although the Company believes the projected levels of collections on its Contracts are obtainable, there can be no assurance that such projections will ultimately be realized. The failure of the Company to realize such projected levels of collections on its Contracts could have a material adverse effect on the Company. Furthermore, depending on the quality of the Automotive Contracts available for purchase by the Company versus the quality of the Medical Contracts available for purchase by JMAC as well as the Company's overall assessment of the opportunities in such markets, some or all of such funds may be used to purchase Medical Contracts.

     Upon confirmation of the proposed plan of reorganization, the Company intends to seek new sources of financing to supplement the cash available from collections of its Contracts to fund its and JMAC's operations. There can be no assurance that the such additional financing will be available on terms which are acceptable to the Company, nor can there be any assurance that the proposed plan of reorganization will be confirmed. Among other things, neither the Bankruptcy Court nor the creditors' committee appointed by the Bankruptcy Court has approved the terms of the proposed plan of reorganization.

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

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere herein, including the matters relating to the proposed plan of reorganization and any beliefs with respect thereto and financial projections, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the recoverability of amounts paid for Contracts, the delinquency and default rates with respect to the Contracts included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, JMAC's limited operating history, the impact of changes in regulation or litigation, the management of growth and the other risks described herein. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits:

               Exhibit Number                 Description
               --------------                 -----------

                    11                   Statement re computation of per share
                                         earnings.
                    27                   Financial Data Schedule

          (b)  Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated February 7, 1997 with respect to (i) the filing by the Company of the Chapter 11 Petition (Item 3 of Form 8-K) and (ii) the election of Carl H. Westcott to the positions of Chairman of the Board and Chief Executive Officer of the Company (Item 5 of Form 8-K).

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              JAYHAWK ACCEPTANCE CORPORATION



Date: May 19, 1997            By:  /s/ C. Fred Jackson
                                 -------------------------
                                 C. Fred Jackson
                                 Senior Vice President and Chief Financial
                                 Officer
                                 (Principal Financial and Accounting Officer)