Form 10-Q
period 1997-06-30
JAYHAWK ACCEPTANCE CORP
filed 1997-08-14
CIK 919988

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                        Commission File Number 0-26410


                        JAYHAWK ACCEPTANCE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          TEXAS                                            75-2486444
-------------------------------                         -----------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                           identification no.)

BRYAN TOWER
2001 BRYAN STREET, SUITE 600, DALLAS, TX                       75201
----------------------------------------                -----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (214)  754-1000
                                                        -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     _____




          At August 12, 1997, the latest practicable date, there were 23,929,771 shares of Common Stock, $.01 par value, outstanding.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)

                              INDEX TO FORM 10-Q
                              ------------------


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS                                                                                PAGE
       Consolidated Balance Sheets at June 30, 1997 (Unaudited) and December 31, 1996.......................      3

       Consolidated Statements of Operations for the three and six months ended
        June 30, 1997 and 1996 (Unaudited)..................................................................      4

       Consolidated Statement of Shareholders' Equity for the six months ended
        June 30, 1997 (Unaudited)...........................................................................      5

       Consolidated Statements of Cash Flows for the six months ended
        June 30, 1997 and 1996 (Unaudited)..................................................................      6

       Notes to Consolidated Financial Statements (Unaudited)...............................................      7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................................................      9

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................................      16

SIGNATURES..................................................................................................      17
----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS

                                                 JUNE 30,    DECEMBER 31,
                                                   1997          1996
                                               -----------  --------------
                                                (UNAUDITED)
Cash and cash equivalents                         $  4,052       $    253
Restricted cash                                      8,684          6,352

Installment contracts receivable                   271,097        373,740
Allowance for credit losses                        (87,582)       (73,635)
                                                  --------       --------
Installment contracts receivable, net              183,515        300,105

Furniture, fixtures and equipment, net               6,983         10,545
Income taxes receivable                                 --          1,122
Other assets                                         3,493          4,190
                                                  --------       --------
Total assets                                      $206,727       $322,567
                                                  ========       ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities       $  6,795       $  8,878
   Deferred dealer and provider fees, net            2,348          2,841
   Dealer and provider holdbacks, net               88,107        159,075
   Unearned service contract fees                    1,310          2,942
   Notes payable                                    85,975        108,647
                                                  --------       --------
Total liabilities                                  184,535        282,383

Preferred stock of subsidiary                        5,000             --

Commitments and contingencies

Shareholders' Equity:
   Common stock, $.01 par value;
    40,000,000 shares authorized;
    23,929,771 and 23,917,771 shares
     issued and outstanding at
    June 30, 1997 and December 31,                     240            239
     1996, respectively
   Additional paid-in capital                       88,779         88,770
   Accumulated deficit                             (71,827)       (48,825)
                                                  --------       --------
Total shareholders' equity                          17,192         40,184
                                                  --------       --------
Total liabilities and shareholders'
 equity                                           $206,727       $322,567
                                                  ========       ========

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                           ---------------------           ----------------------
                                             1997          1996              1997          1996
                                           -------       -------           --------      --------
Revenues:
 Finance charges                           $  6,510       $10,077          $ 15,713       $18,238
 Dealer and provider fees                     3,002         1,822             6,301         3,537
 Service contracts                            1,240           606             2,789           869
                                           --------       -------          --------       -------
                                             10,752        12,505            24,803        22,644

Costs and expenses:
 Sales and marketing                          2,777         1,946             6,549         3,724
 Operating                                    5,263         3,813            11,588         6,804
 Provision for credit losses                 12,647           998            18,070         1,812
 Provision for service contract claims          371           235             1,013           432
 Loss on impairment of fixed assets           3,960            --             3,960            --
 Interest                                     2,055         1,200             4,763         2,417
                                           --------       -------          --------       -------
                                             27,073         8,192            45,943        15,189
                                           --------       -------          --------       -------
Income (loss) before reorganization
 expense                                    (16,321)        4,313           (21,140)        7,455
Reorganization expense                          862            --             1,862            --
                                           --------       -------          --------       -------
Income (loss) before income taxes           (17,183)        4,313           (23,002)        7,455
Income taxes                                     --         1,451                --         2,549
                                           --------       -------          --------       -------
Net income (loss)                          $(17,183)      $ 2,862          $(23,002)      $ 4,906
                                           ========       =======          ========       =======
Net income (loss) per share                   $(.72)         $.12             $(.96)         $.22
                                           ========       =======          ========       =======
Weighted average number of shares
 outstanding                                 23,930        23,765            23,927        22,298
                                           ========       =======          ========       =======

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                     ADDITIONAL
                                          COMMON      PAID-IN         RETAINED
                                          STOCK       CAPITAL         EARNINGS         TOTAL
                                        ---------   ------------     -----------     ---------
Balance at December 31, 1996              $239        $88,770         $(48,825)      $ 40,184

Issuance of 12,000 shares of common
 stock upon exercise of stock options        1              9             --               10


Net loss                                   --            --            (23,002)       (23,002)
                                        ------      ---------        ---------      ---------
Balance at June 30, 1997                  $240        $88,779         $(71,827)      $ 17,192
                                        ======      =========        =========      =========

                 See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                    -------------------------
                                                         1997        1996
                                                    ------------  -----------
Cash flows from operating activities:
  Net income (loss)                                   $ (23,002)    $  4,906
  Adjustments to reconcile net income
   (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                         1,718          989
    Loss on impairment of fixed assets                    3,960           --
    Provision for credit losses                          18,070        1,812
    Deferred income taxes                                    --        2,088
    Changes in operating assets and
     liabilities:
     Installment contracts receivable                     2,863       (6,091)
     Income taxes receivable                              1,122           --
     Other assets                                           697          423
     Accounts payable and accrued
      liabilities                                        (2,163)        (735)
     Income taxes payable                                    --       (1,675)
     Deferred dealer and provider fees,
      net                                                  (493)          24
                                                    ------------   -----------
Net cash provided by operating
 activities                                               2,772        1,741

Cash flows from investing activities:
  Payments to dealers                                   (32,352)     (98,084)
  Collections of principal on
   installment contracts receivable                      55,489       40,023
  Capital expenditures                                   (2,116)      (3,114)
  Increase in restricted cash                            (2,332)      (4,120)
                                                    ------------   -----------
Net cash provided by (used in)
 investing activities                                    18,689      (65,295)

Cash flows from financing activities:
  Net borrowings (principal payments)
   under revolving credit facility                       (3,700)      (1,609)
  Proceeds from issuance of notes
   payable to principal shareholders                      7,320           --
  Proceeds from the issuance of secured
   notes payable                                             --       36,352
  Principal payments on secured notes
   payable                                              (26,292)     (11,884)
  Proceeds from sales of preferred
   stock of subsidiary                                    5,000           --
  Proceeds from sales of common stock,
   net                                                       10       40,916
                                                    -------------  -----------
Net cash provided by (used in)
 financing activities                                   (17,662)      63,775
                                                    -------------  -----------
Net increase in cash and cash
 equivalents                                              3,799          221
Cash and cash equivalents at the
 beginning of the period                                    253          120
                                                    -------------  -----------
Cash and cash equivalents at the end of
 period                                               $   4,052     $    341
                                                    =============  ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                              $   1,559     $  1,905
                                                    =============  ===========
  Cash paid for income taxes                          $      --     $  1,950
                                                    =============  ===========

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Jayhawk Acceptance Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Jayhawk Services, Inc., Jayhawk Funding Trust I ("Funding Trust") and Jayhawk Medical Acceptance Corporation ("JMAC"). All significant intercompany balances and transactions have been eliminated upon consolidation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on April 18, 1997.

NOTE 2 - NET INCOME PER SHARE

         The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 23,929,771 and 23,765,234 for the three months ended June 30, 1997 and 1996, and 23,926,771 and 22,297,668 for the six months ended June 30, 1997 and 1996, respectively.

NOTE 3 - BANKRUPTCY PROCEEDINGS

         On February 7, 1997, the Company (excluding the subsidiaries) filed a voluntary petition for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceeding"). The Company is managing its business as a debtor-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its revolving lender's cash collateral through September 30, 1997, such authorization has been limited to the payment of expenses and purchase of automobile installment sales contracts in accordance with a court approved budget.

NOTE 4 - NOTES PAYABLE

         After the Company's filing of the Chapter 11 Petition in February 1997, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations between January 30, 1997 and June 30, 1997, the Company's principal shareholder made loans to JMAC in the aggregate principal amount of $7.3 million. Additionally, at the request of JMAC's revolving credit lender, on February 28, 1997, the Company's principal shareholder purchased the revolving credit promissory note evidencing the $13.6 million principal amount of indebtedness outstanding under the credit facility.

NOTE 5 - PREFERRED STOCK OF SUBSIDIARY

         From April 14 through June 11, 1997, the principal shareholder purchased from JMAC 50,000 shares of JMAC Preferred Stock in exchange for $2.0 million of the indebtedness to the principal shareholder and $3.0 million of cash. Each

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5 - PREFERRED STOCK OF SUBSIDIARY (CONTINUED)

outstanding share of JMAC Preferred Stock (i) has a liquidation value equal to the sum of $100 plus $1.50 for each calendar month or portion thereof that then has elapsed from and including April 1997 (the sum of such amounts being referred to as the "Liquidation Value"), (ii) except as required by law, entitles the holder thereof to one vote per share voting with the holders of JMAC's common stock (which results in the principal shareholder having voting control of JMAC as long as he owns the JMAC Preferred Stock), and (iii) is redeemable at any time prior to conversion at a redemption price equal to the Liquidation Value, provided that at the time of such redemption all indebtedness owing by JMAC to the principal shareholder and certain affiliated parties is paid in full. Each share of JMAC Preferred Stock, unless previously redeemed, is convertible at the option of the principal shareholder into that number of shares of JMAC Common Stock as shall be equal to the quotient of that number of shares of JMAC Common Stock, which after issuance would be equal to 95% of all shares of JMAC Common Stock outstanding on the date the first share of JMAC Preferred Stock is converted divided by the number of shares of JMAC Preferred Stock authorized for issuance (currently 50,000) at any time after the earlier of (i) April 15, 1998, (ii) thirty days after any person, entity or group (other than the principal shareholder or certain of his affiliates) becomes the beneficial owner of 25% or more of the combined voting power of the Company with the intention of changing or influencing control of the Company, (iii) the date of appointment of a trustee or receiver of the Company in the Chapter 11 Proceeding or the conversion of the Chapter 11 Proceeding to a Chapter 7 proceeding, (iv) the first date following termination or suspension of the Company's right to use cash collateral in the Chapter 11 Proceeding for a period of more than 15 calendar days, (v) the date that the stay is lifted enabling the Company's revolving credit lender (or another debtor-in-possession lender that the Company owes in excess of $5.0 million) to foreclose on its respective lien on the Company's assets, (vi) the date that any of the security agreements securing any of the indebtedness to the principal shareholder shall cease to be legal, valid, binding and enforceable agreements or shall in any way be terminated or become or be declared ineffective or inoperative or cease to provide the first priority liens intended to be created thereby or if JMAC or any of its shareholders or creditors or any other person shall institute any legal action that, if successful, would have such effect, or (vii) the date, after confirmation of the Plan, that the Company defaults on any other material indebtedness or the maturity of such indebtedness is accelerated. No dividends shall accrue on the JMAC Preferred Stock prior to April 15, 1998, after which dividends shall be accrued if and when declared by the Board of Directors of JMAC.

NOTE 6 - IMPAIRMENT OF FIXED ASSETS

As a result of the Chapter 11 Proceeding and the absence of available financing, the Company has substantially reduced its purchases of installment sale contracts from automobile dealers ("Automotive Contracts") and substantially eliminated its marketing efforts to such dealers. Related furniture, fixtures and equipment, consisting primarily of development costs of computer software used in the solicitation of dealers and origination of Automotive Contracts, are believed to have negligible fair market value. Accordingly, the carrying values of such assets have been reduced at June 30, 1997 and the related loss of $3,960,000 was included in the results of operations for the three months then ended.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


RECENT DEVELOPMENTS; CHAPTER 11 PROCEEDING

As described in the Company's annual report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"), on February 7, 1997, the Company filed a voluntary petition for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceeding"). The Company is managing its business as debtor-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its revolving lender's cash collateral through September 30, 1997, such authorization has been limited to the payment of expenses and purchase of automobile installment sale contracts ("Automotive Contracts") in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company has implemented a number of cost-saving measures. Among other things, since the filing of the Chapter 11 Petition, the Company has (i) tightened the criteria under which it is willing to purchase Automotive Contracts from automobile dealers ("Dealers"), (ii) received significantly fewer Automotive Contracts from its participating Dealers for purchase consideration, (iii) substantially discontinued its sales and marketing efforts to Dealers, (iv) purchased a materially lower volume of Automotive Contracts from its Dealers (127, 50, 11 and 2 Automotive Contracts in April, May, June and July 1997, respectively), and (iv) reduced its workforce by approximately 200 employees. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         TOTAL REVENUE. Total revenue decreased from $12.5 million for the three months ended June 30, 1996 to $10.8 million for the same period in 1997, a decrease of $1.7 million or 13.6%. The decrease was due to a $3.5 million, or 27.6%, decrease in revenues attributable to the Company's automobile finance program, offset by $1.7 million of revenues attributable to Jayhawk Medical Acceptance Corporation's ("JMAC") elective health care program. JMAC was formed in August 1996 to provide an indirect source of financing for elective health care procedures and, as of June 30, 1997, had enrolled 1,652 health care providers ("Providers") into its elective health care program, purchased 5,608 installment contracts from Providers ("Medical Contracts," and together with Automotive Contracts, "Contracts") and financed $20.5 million of elective health care procedures. JMAC incurred losses of approximately $1.0 million in the three months ended June 30, 1997, and the Company anticipates that JMAC will continue to incur losses at least through the third quarter of 1997. The decrease in total revenue reflects decreased finance charges, offset by increased dealer and provider fees and increased service contract revenue.

         The decrease in finance charges resulted primarily from the increased number of non-accrual Automotive Contracts held in the Company's portfolio and from the overall reduction of the Company's Automotive Contract portfolio as existing Automotive Contracts are repaid. The Company's installment contracts receivable, net of allowance for credit losses, decreased from $278.8 million at June 30, 1996 to $183.5 million at June 30, 1997, a decrease of $95.3 million or 34.2%. The decrease was attributable to a decrease in automobile receivables of $113.3 million, offset by $18.0 million of medical receivables. Finance charges from Automotive Contracts decreased from $10.1 million for the three months ended June 30, 1996 to $6.1 million for the same period in 1997, a decrease of $4.0 million or 39.6%. Finance charges from Medical Contracts were $416,000 for the three months ended June 30, 1997.

         The average annualized yield on the Company's automobile finance portfolio decreased from 15.7% to 8.5% for the three months ended June 30, 1996 and June 30, 1997, respectively. The decrease in the average annualized yield is attributable to the higher percentage of non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included within the Company's portfolio during the second quarter of 1997 when compared to the same period in 1996 and the longer average original term of Automotive Contracts included in the Company's portfolio during the second quarter of 1997 when compared to the second quarter of 1996. Non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts in the Company's portfolio increased from 34% at June 30, 1996 to 49% at June 30, 1997.

Due to the current and expected future reduced level of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included in its portfolio will increase, resulting in a significant increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio. At June 30, 1997, the non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included in the Company's portfolio was 16.2%. The Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual Medical Contracts as a percentage of total Medical Contracts in the portfolio will rise significantly.

         Dealer and provider fees increased from $1.8 million for the three months ended June 30, 1996 to $3.0 million for the three months ended June 30, 1997, an increase of $1.2 million or 18.1%. The increase was the result of $1.3 million in fees from Providers related to Medical Contracts purchased in JMAC's elective health care program, offset by a $.1 million decrease in fees from Dealers. The fees from Dealers are primarily attributable to the recognition of enrollment fees of Dealers that enrolled in the Company's automobile finance program prior to the filing of the Chapter 11 Petition. As essentially no new Dealers are enrolling in the Company's automobile finance program, the Company expects Dealer fees to decrease significantly in the future.

         Service contract revenue was $.6 million for the three months ended June 30, 1996 as compared with $1.2 million for the same period in 1997, an increase of $.6 million. The increase in service contract revenue is primarily attributable to the fact that the Company first began offering its service contract program to Dealers in the first quarter of 1996 and primarily relates to service contracts sold prior to 1997. Service contract revenue is recognized over the term of the service contract. As a result of the decreased number of Automotive Contracts being purchased by the Company, the Company expects service contract revenue to decrease significantly in the future.

         As a result of measures taken by the Company in connection with the Chapter 11 Proceeding and the decreased number of Automotive Contracts being submitted to and purchased by the Company, the Company anticipates reporting significantly decreased finance charges, dealer fees and service contract revenue in the foreseeable future. See "- Recent Developments; Chapter 11 Proceeding."

         SALES AND MARKETING. Sales and marketing expenses increased from $1.9 million for the three months ended June 30, 1996 to $2.8 million for the same period in 1997, and increased as a percentage of total revenue from 15.6% for the three months ended June 30, 1996 to 25.8% for the three months ended June 30, 1997. The increase in sales and marketing expenses is primarily a result of the Company's effort to expand JMAC's elective health care program which incurred approximately $1.5 million of sales and marketing expenses for the three months ended June 30, 1997. Sales and marketing expenses of JMAC's elective health care program were 85.6% of revenues attributable to the elective health care program for the quarter ended June 30, 1997. Due primarily to the substantial discontinuation of sales and marketing efforts to Dealers, sales and marketing expenses for the Company's automobile finance program for the three months ended June 30, 1997 primarily represent previously paid sales commissions which are amortized for financial statement purposes over the period of the related enrollment fee revenues. Such expenses decreased as a percentage of revenues attributable to the Company's automobile finance program from 16% to 15% for the periods ended June 30, 1996 and June 30, 1997, respectively. See " - Recent Developments; Chapter 11 Proceeding."

         OPERATING EXPENSES. Operating expenses increased from $3.8 million for the three months ended June 30, 1996 to $5.3 million for the same period in 1997, an increase of $1.5 million or 38%, and increased as a percentage of total revenue from 30% for the second quarter of 1996 to 49% for the second quarter of 1997. The dollar increase in operating expenses was due to an increase of $.7 million in operating expenses attributable to the Company's automobile finance program and $.8 million of operating expenses attributable to JMAC's elective health care program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the higher percentage of non-accrual Contracts included within the Company's portfolio during the second quarter of 1997 when compared with the second quarter of 1996.

         PROVISION FOR CREDIT LOSSES. The amount provided for credit losses increased from $998,000 for the three months ended June 30, 1996 to $12.6 million for the same period in 1997. The increase in the provision for credit losses is primarily due to the increased number of non-accrual Automotive Contracts in the Company's portfolio at June 30, 1997 when compared to June 30, 1996 and the Company's policy of providing for possible losses in uncollected finance charges previously reported in earnings upon a contract reaching non-accrual status. See "--Credit Loss Policy" and the 1996 10-K.

         PROVISION FOR SERVICE CONTRACT CLAIMS. The Company provided $371,000 for service contract claims for the three months ended June 30, 1997 as compared to $235,000 for the same period in 1996. The increase in the provision for service contract claims is primarily attributable to the increased number of service contracts included in the Company's portfolio in the second quarter of 1997 when compared to the second quarter of 1996.

         LOSS ON IMPAIRMENT OF FIXED ASSETS. As a result of the substantial elimination of marketing efforts to Dealers and the substantial reduction of purchases of Automotive Contracts during the second quarter of 1997, the Company recognized a loss of $3.9 million for the impairment of fixed assets, primarily costs of computer software, used in the solicitation of Dealers and origination of Automotive Contracts.

         INTEREST EXPENSE. Interest expense increased from $1.2 million during the second quarter of 1996 to $2.1 million during the same period in 1997. The increase was due to higher average borrowings under the Company's credit facilities.

         REORGANIZATION EXPENSES. Reorganization expenses relate to costs incurred by the Company in connection with the Chapter 11 Proceeding. The Company incurred $862,000 of reorganization expenses in the second quarter of 1997, consisting primarily of professional fees.

         INCOME TAXES. The Company's effective income tax rate was 0% for the three-month period ended June 30, 1997, as compared with an effective income tax rate of 34% for the same period in 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         TOTAL REVENUE. Total revenue increased from $22.6 million for the six months ended June 30, 1996 to $24.8 million for the same period in 1997, an increase of $2.2 million or 9.7%. The increase was due to $3.1 million of revenues attributable to JMAC's elective health care program, offset by a $.9 million decrease in revenues attributable to the Company's automobile finance program. The increase in total revenues reflects increased dealer and provider fees and increased service contract revenue, offset by decreased finance charges.

         Dealer and provider fees increased from $3.5 million for the six months ended June 30, 1996 to $6.3 million for the six months ended June 30, 1997, an increase of $2.8 million or 80.0%. The increase was the result of $2.6 million in fees from Providers related to Medical Contracts purchased in JMAC's elective health care program and a $.2 million increase in fees from Dealers primarily attributable to the recognition of enrollment fees of Dealers that enrolled in the Company's automobile finance program prior to the filing of the Chapter 11 Petition.

         Service contract revenue was $.9 million for the six months ended June 30, 1996 as compared with $2.8 million for the same period in 1997, an increase of $1.9 million. The increase in service contract revenue is primarily attributable to the fact that the Company first began offering its service contract program to Dealers in the first quarter of 1996 and primarily relates to service contracts sold prior to 1997.

         Finance charges decreased from $18.2 million for the six months ended June 30, 1996 to $15.7 million for the same period in 1997, a decrease of $2.5 million or 13.8%. The decrease was due to a $3.1 million decrease in finance charges from Automotive Contracts, offset by $.6 million of finance charges from Medical Contracts. The decrease in finance charges from Automotive Contracts resulted primarily from the increased number of non-accrual Automotive Contracts held in the Company's portfolio and from the overall reduction of the Automotive Contract portfolio as existing Contracts are repaid.

         SALES AND MARKETING. Sales and marketing expenses increased from $3.7 million for the six months ended June 30, 1996 to $6.5 million for the same period in 1997, and increased as a percentage of total revenue from 16.4% for the six months ended June 30, 1996 to 26.4% for the six months ended June 30, 1997. The increase in sales and marketing expenses is a result of the Company's effort to expand JMAC's elective health care program which incurred approximately $3.3 million of sales and marketing expenses for the six months ended June 30, 1997. Sales and marketing expenses of JMAC's elective health care program were 107.4% of revenues attributable to the elective health care program for the six months ended June 30, 1997. Due primarily to the substantial discontinuation of sales and marketing efforts to Dealers, sales and marketing expenses for the Company's automobile finance program for the six months ended June 30, 1997 primarily represent previously paid sales commissions which are amortized for financial statement purposes over the period of the related enrollment fee revenues. Such expenses approximated 14.7% and 17.5% of revenues attributable to the Company's automobile finance program for the six months ended June 30, 1997 and June 30, 1996, respectively. See " -Recent Developments; Chapter 11 Proceeding."

            OPERATING EXPENSES. Operating expenses increased from $6.8 million for the six months ended June 30, 1996 to $11.6 million for the same period in 1997, an increase of $4.8 million, or 70.3%, and increased as a percentage of total revenue from 30.0% for the first six months of 1996 to 46.7% for the first six months of 1997. The dollar increase in operating expenses was due to $1.9 million of operating expenses attributable to JMAC's elective health care program and a $2.9 million increase in operating expenses attributable to the Company's automobile finance program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the higher percentage of non-accrual Contracts included within the Company's portfolio during the first six months of 1997 when compared with the first six months of 1996 and the higher level of operating expenses as a percentage of revenue of JMAC's elective health care program when compared with the Company's automobile finance program.

            PROVISION FOR CREDIT LOSSES. The amount provided for credit losses increased from $1.8 million for the six months ended June 30, 1996 to $18.1 million for the same period in 1997. The increase in the provision for credit losses is primarily due to the increased number of non-accrual Automotive Contracts in the Company's portfolio at June 30, 1997 when compared to June 30, 1996 and the Company's policy of providing for possible losses in uncollected finance charges previously reported in earnings upon a contract reaching non-accrual status. See "--Credit Loss Policy" and the 1996 10-K."

            PROVISION FOR SERVICE CONTRACT CLAIMS. The Company provided $1.0 million for service contract claims for the six months ended June 30, 1997 as compared to $.4 million for the six months ended June 30, 1996. The increase in the provision for service contract claims is primarily attributable to the increased number of service contracts included in the Company's portfolio in the first six months of 1997 when compared to the same period of 1996.

            LOSS ON IMPAIRMENT OF FIXED ASSETS. As a result of the substantial elimination of marketing efforts to Dealers and the substantial reduction of purchases of Automotive Contracts during the second quarter of 1997, the Company recognized a loss of $3.9 million for the impairment of fixed assets, primarily costs of computer software, used in the solicitation of Dealers and origination of Automotive Contracts.

            INTEREST EXPENSE. Interest expense increased from $2.4 million during the first six months of 1996 to $4.8 million during the same period in 1997. The increase was due primarily to higher average borrowings under the Company's credit facilities.

            INCOME TAXES. The Company's effective income tax rate was 0% for the six month period ended June 30, 1997, as compared with an effective income tax rate of 34% for the same period in 1996.


INSTALLMENT CONTRACTS RECEIVABLE

            Installment contracts receivable consist of the following (in thousands):

                                           JUNE 30,    DECEMBER 31,
                                             1997          1996
                                        -------------  ------------
                                          (UNAUDITED)
Gross installment contracts receivable      $311,653       $438,998
Unearned finance charges                     (40,556)       (65,258)
                                        -------------  ------------
Installment contracts receivable            $271,097       $373,740
                                        =============  ============

            Changes in gross installment contracts receivable are as follows (in thousands):

                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                 JUNE 30,                JUNE 30,
                                                                        -----------------------------------------------
                                                                             1997        1996        1997        1996
                                                                        -----------   ----------  ----------  ---------
Balance, beginning of period                                               $387,699    $273,751    $438,998    $198,397
Gross amount of installment contracts accepted                                8,219     105,417      38,203     214,005
Cash collections on installment contracts receivable                        (33,757)    (30,824)    (74,539)    (56,004)
Charge offs                                                                 (50,508)    (12,467)    (91,009)    (20,521)
                                                                        -----------   ----------  ----------  ---------
Balance, end of period                                                     $311,653    $335,877    $311,653    $335,877
                                                                        ===========   ==========  ==========  =========

            The increase in charge-offs between the three and six months ended June 30, 1997 and the three and six months ended June 30, 1996, respectively, is primarily attributable to the increase in the average age of such Contracts, the growth in gross installment contracts receivable and the Company's charge-off policy. See "--Credit Loss Policy."

DEALER AND PROVIDER HOLDBACKS

            Dealer and provider holdbacks, net, consist of the following (in thousands):

                                                  JUNE 30,    DECEMBER 31,
                                                    1997          1996
                                               -------------  ------------
                                                 (UNAUDITED)
Dealer and provider holdbacks                     $ 251,624      $ 351,549
Less:  Acquisition payments                        (163,517)      (192,474)
                                               -------------  ------------
Dealer and provider holdbacks, net                $  88,107      $ 159,075
                                               =============  ============

CREDIT LOSS POLICY

            The level of related Dealer and Provider holdbacks and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance for credit losses. Credit loss experience, changes in the character, size and age of particular Dealer and Provider pools and the Company's overall installment contracts portfolio, and management's judgment are other factors used in assessing the overall adequacy of the resulting provision for credit losses. Ultimate losses may vary from current estimates, and the amount of the provision, which is a current expense, may be either greater or less than the actual charge-offs.

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

            The dollar amount of contracts in non-accrual status as a percentage of installment contracts receivable was approximately 53% and 32% as of June 30, 1997 and June 30, 1996, respectively. Due to the current and expected future reduced level of Automotive Contract purchases, the Company anticipates that the average age of the Contracts in its portfolio will increase, which will result in a significant increase in non-accrual contracts as a percentage of both the total number and dollar amount of Contracts in the portfolio.

            Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related dealer holdback and, if insufficient, the allowance for credit losses. Because any remaining outstanding contracts in the applicable pool are available to recover acquisition payments paid upon the Company's purchase of contracts included within such pool and as the acquisition payment generally approximates 50% of principal for Automotive Contracts (averaging 55% for Automotive Contracts purchased in 1996 and 58% for Automotive Contracts purchased in the first six months of 1997) and 60% of principal for Medical Contracts, the risk of loss to the Company is mitigated. However, risk does exist that acquisition payments made to a Dealer or Provider may not be fully recouped from the collections related to that Dealer's or Provider's pool(s) since the default rate on any individual pool could be, and in cases has been, so extreme that collections are not sufficient to recover all acquisition payments paid by the Company for such contracts. See "-Recent Developments; Chapter 11 Proceeding" and the 1996 10-K.

            The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer and provider holdbacks for the periods indicated (dollars in thousands):

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                               --------------------     -------------------
                                                                   1997      1996         1997       1996
                                                               ----------  --------     --------   --------
Gross installment contracts receivable  charged off..........     $50,508   $12,467      $91,009    $20,521
     Charged against dealer holdbacks........................      40,406     9,974       72,806     16,417
     Charged against unearned finance charges................       7,357     1,887       13,488      3,093
     Charged against allowance for credit losses.............       2,745       606        4,715      1,011

Provision for credit losses..................................      12,647       998       18,070      1,812


                                                                                              JUNE 30,
                                                                                        ---------------------
                                                                                          1997       1996
                                                                                        ---------  ----------
As a % of gross installment contracts receivable:
    Dealer and provider holdbacks                                                            28.3%      39.7%
    Allowance for credit losses                                                              28.1%       1.4%

As a % of installment contracts receivable:
    Allowance for credit losses                                                              32.3%       1.7%
    Net charge-offs against allowance for credit losses                                       1.7%       0.4%

LIQUIDITY AND CAPITAL RESOURCES

            Since the filing of the Chapter 11 Petition, the Company has been managing its business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. As substantially all of the Company's assets are pledged to secure its lenders, the Company is required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company has received authorization to use a portion of its revolving lender's cash collateral through September 30, 1997, such authorization has been limited to the payment of expenses and purchases of Contracts in accordance with a court approved budget.

            Although JMAC was not a party to the Company's Chapter 11 Petition, the filing of the Chapter 11 Petition has affected JMAC. JMAC had loaned approximately $7.1 million to the Company prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court has prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of such loan. Additionally, after the Company filed its Chapter 11 Petition, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Carl Westcott, the Company's Chairman, Chief Executive Officer, and largest shareholder provided approximately $12.3 million of financing to JMAC between January 30, 1997 and August 12, 1997 (including the proceeds from Mr. Westcott's purchase of 50,000 shares of JMAC's Series A Redeemable, Convertible Preferred Stock (the "JMAC Preferred Stock")). However, Mr. Westcott is not obligated to provide JMAC with any additional financing and the failure of JMAC to receive additional financing from the Company or Mr. Westcott or otherwise would have a material adverse effect on JMAC. Additionally, the majority of the financing provided by Mr. Westcott to JMAC has been in the form of demand notes secured by all of the assets of JMAC. Neither JMAC nor the Company currently has the financial resources with which to repay such notes. See the 1996 10-K for further information regarding JMAC, the terms of the JMAC Preferred Stock and the terms of the financing provided by Mr. Westcott.

            Discussions with the Company's secured lender and the unsecured creditors' committee regarding the terms of an amended plan of reorganization that could be supported jointly are continuing. Such amended plan of reorganization would continue to provide for full payment of the Company's indebtedness and contractual obligations. The Company believes it has reached substantial agreement with the unsecured creditors' committee for such a plan and anticipates it will be able to reach a similar agreement with its secured lender and Mr. Westcott. However, there can be no assurance that agreement can be reached for a jointly agreed plan or that, if agreement for such a plan is reached, such plan will be confirmed.

            Upon confirmation of a plan of reorganization, the Company intends to seek new sources of financing to supplement the cash available from collections of its Contracts to fund its and JMAC's operations. There can be no assurance that such additional financing will be available on terms which are acceptable to the Company. The failure of the Company to receive additional financing would adversely affect its ability to grow JMAC's medical finance business.

SEASONALITY

            The Company's operations are affected by higher delinquency rates during certain holiday periods.

IMPACT OF INFLATION

            Increases in the inflation rate generally result in increased interest rates. Because a significant portion of the Company's outstanding indebtedness bears interest at variable interest rates, any increase in interest rates will increase the borrowing costs of the Company.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

            Except for the historical information contained herein, the matters discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere herein, including the matters relating to an amended plan of reorganization and any beliefs with respect thereto and financial projections, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the recoverability of amounts paid for Contracts, the delinquency and default rates with respect to the Contracts included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, JMAC's limited operating history, the impact of changes in regulation or litigation, the management of growth and other risks described herein. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

                          PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a) Exhibits:

                  Exhibit Number  Description
                  --------------  -----------

                  11              Statement re Computation of Per Share Earnings


                  27              Financial Data Schedule

           (b) Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated June 30, 1997 in accordance with Item 5. Other Information of Form 8-K.

                                  SIGNATURES
                                  -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JAYHAWK ACCEPTANCE CORPORATION



Date:  August 14, 1997   By:  /s/ Philip E. Falcosky
                              ----------------------
                              Philip E. Falcosky
                              Controller and Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


               Exhibit Number           Description
               --------------           -----------


                   11             Statement re Computation of Per Share Earnings

                   27             Financial Data Schedule