Form 10-Q
period 1997-09-30
JAYHAWK ACCEPTANCE CORP
filed 1997-11-14
CIK 919988

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                        Commission File Number 0-26410


                        JAYHAWK ACCEPTANCE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             TEXAS                                            75-2486444
-----------------------------------                    -------------------------
  (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                          identification no.)

BRYAN TOWER
2001 BRYAN STREET, SUITE 600, DALLAS, TX                        75201
----------------------------------------               -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (214) 754-1000
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----




         At November 12, 1997, the latest practicable date, there were 27,785,326 shares of Common Stock, $.01 par value, outstanding.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)

                              INDEX TO FORM 10-Q
                              ------------------



PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS                                              PAGE
     Consolidated Balance Sheets at September 30, 1997 (Unaudited)
      and December 31, 1996...........................................       3

     Consolidated Statements of Operations for the three and nine
      months ended September 30, 1997 and 1996 (Unaudited)............       4

     Consolidated Statement of Shareholders' Equity for the nine
      months ended September 30, 1997 (Unaudited).....................       5

     Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1997 and 1996 (Unaudited)..........................       6

     Notes to Consolidated Financial Statements (Unaudited)...........       7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................      10


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................      17


SIGNATURES............................................................      18
----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              ASSETS

                                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                                            1997                       1996
                                                                                        ---------------          ---------------
                                                                                          (UNAUDITED)
Cash and cash equivalents                                                               $         2,801          $           253
Restricted cash                                                                                   3,746                    6,352

Installment contracts receivable                                                                206,469                  373,740
Allowance for credit losses                                                                     (84,870)                 (73,635)
                                                                                        ---------------          ---------------
Installment contracts receivable, net                                                           121,599                  300,105

Furniture, fixtures and equipment, net                                                            6,501                   10,545
Income taxes receivable                                                                              --                    1,122
Other assets                                                                                      3,179                    4,190
                                                                                        ---------------          ---------------
Total assets                                                                            $       137,826          $       322,567
                                                                                        ===============          ===============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities                                             $         7,863          $         8,878
   Deferred dealer and provider fees, net                                                         1,956                    2,841
   Dealer and provider holdbacks, net                                                            43,839                  159,075
   Unearned service contract fees                                                                   389                    2,942
   Notes payable                                                                                 64,716                  108,647
                                                                                        ---------------          ---------------
Total liabilities                                                                               118,763                  282,383

Preferred stock of subsidiary                                                                     5,000                       --

Commitments and contingencies

Shareholders' Equity:
   Common stock, $.01 par value; 40,000,000 shares authorized;
    23,929,771 and 23,917,771 shares issued and outstanding at
    September 30, 1997 and December 31, 1996, respectively                                          240                      239
   Additional paid-in capital                                                                    88,779                   88,770
   Accumulated deficit                                                                          (74,956)                 (48,825)
Total shareholders' equity                                                                       14,063                   40,184
                                                                                        ---------------          ---------------
Total liabilities and shareholders' equity                                              $       137,826          $       322,567
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

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                      -----------------------------------     ----------------------------------
                                                            1997                1996                1997              1996
                                                      ---------------     ---------------     ---------------    ---------------
Revenues:
 Finance charges                                      $         4,093     $        11,586     $        19,806    $        29,824
 Dealer and provider fees                                       2,253               2,227               8,554              5,764
 Service contracts                                                877                 935               3,666              1,804
                                                      ---------------     ---------------     ---------------    ---------------
                                                                7,223              14,748              32,026             37,392

Costs and expenses:
 Sales and marketing                                            1,683               2,402               8,232              6,126
 Operating                                                      4,221               4,304              15,809             11,108
 Provision for credit losses                                       68               1,363              18,138              3,175
 Provision for service contract claims                            175                 373               1,188                805
 Loss on impairment of fixed assets                                --                  --               3,960                 --
 Interest                                                       1,871               1,598               6,634              4,015
                                                      ---------------     ---------------     ---------------    ---------------
                                                                8,018              10,040              53,961             25,229
                                                      ---------------     ---------------     ---------------    ---------------
Income (loss) before reorganization expense                      (795)              4,708            (21,9355)            12,163
Reorganization expense                                          2,334                  --               4,196                 --
                                                      ---------------     ---------------     ---------------    ---------------
Income (loss) before income taxes                              (3,129)              4,708             (26,131)            12,163
Income taxes                                                       --               1,583                  --              4,132
                                                      ---------------     ---------------     ---------------    ---------------
Net income (loss)                                     $        (3,129)    $         3,125     $       (26,131)   $         8,031
                                                      ===============     ===============     ===============    ===============
Net income (loss) per share                           $          (.13)    $           .13     $         (1.09)   $           .35
                                                      ===============     ===============     ===============    ===============


Weighted average number of shares outstanding                  23,930              24,191              23,928             22,939
                                                      ===============     ===============     ===============    ===============



                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                ADDITIONAL
                                                    COMMON        PAID-IN      ACCUMULATED
                                                    STOCK         CAPITAL        DEFICIT          TOTAL
                                                 -----------    -----------    -----------     -----------
Balance at December 31, 1996                     $       239    $    88,770    $   (48,825)    $    40,184

Issuance of 12,000 shares of common stock
 upon exercise of stock options                            1              9             --              10

Net loss                                                  --             --        (26,131)        (26,131)
                                                 -----------    -----------    -----------     -----------

Balance at September 30, 1997                    $       240    $   88,779     $   (74,956)    $    14,063
                                                 ===========    ===========    ===========     ===========



                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             --------------------------
                                                                                                  1997          1996
                                                                                             -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                                          $   (26,131)   $     8,031
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                  2,297          1,626
    Loss on impairment of fixed assets                                                             3,960             --
    Provision for credit losses                                                                   18,138          3,175
    Deferred income taxes                                                                             --          6,255
    Changes in operating assets and liabilities:
     Installment contracts receivable                                                              7,011        (10,739)
     Income taxes receivable                                                                       1,122         (4,073)
     Other assets                                                                                  1,011         (1,470)
     Accounts payable and accrued liabilities                                                     (1,133)          (581)
     Deferred dealer and provider fees, net                                                         (885)           800
                                                                                             -----------    -----------
Net cash provided by operating activities                                                          5,390          3,024

Cash flows from investing activities:
  Payments to dealers and providers                                                              (31,843)      (144,140)
  Collections of principal on installment contracts receivable                                    67,529         62,891
  Capital expenditures                                                                            (2,213)        (5,285)
  Decrease (increase) in restricted cash                                                           2,606        (19,665)
                                                                                             -----------    -----------
Net cash provided by (used in) investing activities                                               36,079       (106,199)

Cash flows from financing activities:
  Net borrowings (principal payments) under revolving credit facility                             (3,700)         6,944
  Proceeds from issuance of notes payable to principal shareholder                                 7,320             --
  Proceeds from the issuance of secured notes payable                                                 --         84,231
  Principal payments on secured notes payable                                                    (47,551)       (28,809)
  Proceeds from sales of preferred stock of subsidiary                                             5,000             --
  Proceeds from sales of common stock, net                                                            10         41,120
                                                                                             -----------    -----------
Net cash provided by (used in) financing activities                                              (38,921)       103,486
                                                                                             -----------    -----------
Net increase in cash and cash equivalents                                                          2,548            311
Cash and cash equivalents at the beginning of the period                                             253            120
                                                                                             -----------    -----------
Cash and cash equivalents at the end of period                                               $     2,801    $       431
                                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                     $     4,663    $     3,408
                                                                                             ===========    ===========
  Cash paid for income taxes                                                                 $        --    $     1,950
                                                                                             ===========    ===========


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on April 18, 1997.

NOTE 2 - NET INCOME PER SHARE

     The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 23,929,771 and 24,190,946 for the three months ended September 30, 1997 and 1996, and 23,927,771 and 22,938,956 for the nine months ended September 30, 1997 and 1996, respectively.

NOTE 3 - BANKRUPTCY PROCEEDINGS

     On February 7, 1997, the Company (excluding the subsidiaries) filed a voluntary petition for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceeding"). The Company managed its business as a debtor-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). As substantially all of the Company's assets are pledged to secure its lenders, the Company was required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company received authorization to use a portion of its revolving lender's cash collateral, such authorization was limited to the payment of expenses and purchase of automobile installment sales contracts in accordance with a court approved budget.

     On October 10, 1997, the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Company's plan of reorganization (the "Plan"). Under the terms of the Plan, all current and future obligations to automobile dealers are to be fixed at either a settlement offer contained in the plan or an amount to be subsequently adjudicated by the Bankruptcy Court. The Company will make payments to settling dealers aggregating approximately $5.6 million in quarterly installments over two years commencing March 1998. In addition, non-accrual installment contracts receivable with principal balances totaling approximately $100 million, which contracts have previously been charged off for financial statement purposes, are to be transferred to a trust benefiting the settling dealers. Dealers to which the Company made settlement offers totaling approximately $2.7 million may reject such settlements, and the value, if any, of related claims will be determined by the Bankruptcy Court. Obligations to unsecured trade creditors totaling approximately $4.1 million at September 30, 1997 are to be paid in full, plus interest, in eight quarterly installments commencing December 1997.

     As provided in the Plan, the Company also entered into a new agreement with its revolving lender. The agreement grants the revolving lender a security interest in substantially all of the Company's assets but removes restrictions on the use

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - BANKRUPTCY PROCEEDINGS (CONTINUED)

of such collateral provided no default under the agreement exists. The agreement provides for monthly principal payments of $1 million to $3.5 million, plus interest, through September 1998. All other secured lenders are to be repaid in accordance with the terms of existing agreements.

NOTE 4 - NOTES PAYABLE

     After the Company's filing of the Chapter 11 Petition in February 1997, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations between January 30, 1997 and September 30, 1997, the Company's principal shareholder made loans to JMAC in the aggregate principal amount of $7.3 million. Additionally, at the request of JMAC's revolving credit lender, on February 28, 1997, the Company's principal shareholder purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the credit facility. Notes payable to shareholders at September 30, 1997 totaled $20.8 million.

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

     The Plan provides for the exchange of the JMAC preferred stock for the number of shares of the Company's common stock equal to the amount derived by dividing (i) the Liquidation Value by (ii) an amount equal to 75% of the

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5 - PREFERRED STOCK OF SUBSIDIARY (CONTINUED)

average of the last reported daily sale price of the common stock beginning with the twentieth trading day preceding the date the Plan was confirmed and continuing for a period ending on the twentieth trading date following the date the Plan was confirmed. On November 12, 1997, the Company issued 3,855,555 shares of common stock in exchange for the JMAC preferred stock.

NOTE 6 - IMPAIRMENT OF FIXED ASSETS

As a result of the Chapter 11 Proceeding and the absence of available financing, the Company has discontinued its purchases of installment sale contracts from automobile dealers ("Automotive Contracts") and eliminated its marketing efforts to such dealers. Related furniture, fixtures and equipment, consisting primarily of development costs of computer software used in the solicitation of dealers and origination of Automotive Contracts, are believed to have negligible fair market value. Accordingly, the carrying values of such assets were reduced, and the related loss of $3,960,000 was included in the results of operations for the second quarter.

NOTE 7 - REORGANIZATION EXPENSE

Reorganization expense consists primarily of professional fees incurred in connection with the Chapter 11 Proceeding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------


RECENT DEVELOPMENTS

     As described in the Company's annual report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"), on February 7, 1997, the Company filed a voluntary petition for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceeding"). Prior to confirmation of its plan of reorganization in October 1997, the Company managed its business as debtor-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). As substantially all of the Company's assets are pledged to secure its lenders, the Company was required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company received authorization to use a portion of its revolving lender's cash collateral, such authorization was limited to the payment of expenses and purchase of automobile installment sale contracts ("Automotive Contracts") in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company has implemented a number of cost-saving measures. On October 10, 1997, the Bankruptcy Court entered an order confirming the Company's plan of reorganization (the "Plan"). Since that date, the Company has operated its business in accordance with the Plan. The Plan and the related disclosure statement are filed as exhibits to the Company's Current Report on Form 8-K, dated October 23, 1997.

     The Company does not presently intend to resume the purchase of Automotive Contracts. The Company currently intends to focus on increasing Jayhawk Medical Acceptance Corporation's ("JMAC") elective health care procedure financing business, which the Company believes is currently less competitive than vehicle contract purchasing and will generate installment contracts for purchase from borrowers with substantially better credit than it has purchased with respect to vehicles. The Company may also examine other specialty finance areas that it believes would generate contracts for purchase meeting generally the criteria of the elective medical procedure contracts JMAC is currently purchasing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     TOTAL REVENUE. Total revenue decreased from $14.7 million for the three months ended September 30, 1996 to $7.2 million for the same period in 1997, a
decrease of $7.5 million or 51.0%.   The decrease was due to an $8.9 million, or
60.3%, decrease in revenues attributable to the Company's automobile finance program, offset by $1.4 million of revenues attributable to JMAC's elective health care program. JMAC was formed in August 1996 to provide an indirect source of financing for elective health care procedures and, as of September 30, 1997, had enrolled 1,741 health care providers ("Providers") into its elective health care program, purchased 6,917 installment contracts from Providers ("Medical Contracts," and together with Automotive Contracts, "Contracts") and financed $27.7 million of elective health care procedures. Revenues recognized by JMAC during the third quarter of 1996 were immaterial ($39,000). JMAC incurred losses of approximately $614,000 in the three months ended September 30, 1997, and the Company anticipates that JMAC will continue to incur losses at least through the fourth quarter of 1997. The decrease in total revenue reflects decreased finance charges and service contract revenue, offset by increased dealer and provider fees.

     The decrease in finance charges resulted primarily from the increased number of non-accrual Automotive Contracts held in the Company's portfolio and from the overall reduction of the Company's Automotive Contract portfolio as existing Automotive Contracts are repaid. The Company's installment contracts receivable, net of allowance for credit losses, decreased from $331.8 million at September 30, 1996 to $121.6 million at September 30, 1997, a decrease of $210.2 million or 63.4%. The decrease was attributable to a decrease in automobile receivables of $230.4 million, offset by $20.2 million of medical receivables. Finance charges from Automotive Contracts decreased from $11.6 million for the three months ended September 30, 1996 to $4.1 million for the same period in 1997, a decrease of $7.5 million or 64.7%. Finance charges from Medical Contracts were $496,000 for the three months ended September 30, 1997.

     The average annualized yield on the Company's automobile finance portfolio decreased from 15% to 6% for the three months ended September 30, 1996 and September 30, 1997, respectively. The decrease in the average annualized yield is attributable to the higher percentage of non-accrual Automotive Contracts as a percentage of the total number of

Automotive Contracts included within the Company's portfolio during the third quarter of 1997 when compared to the same period in 1996 and the longer average original term of Automotive Contracts included in the Company's portfolio during the third quarter of 1997 when compared to the third quarter of 1996. Non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts in the Company's portfolio increased from 29% at September 30, 1996 to 58% at September 30, 1997. Due to the discontinuation of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included in its portfolio will increase, resulting in a significant increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio. At September 30, 1997, the non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included in the Company's portfolio was 22.8%. The Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual Medical Contracts as a percentage of total Medical Contracts in the portfolio will rise significantly.

     Dealer and provider fees increased from $2,227,000 for the three months ended September 30, 1996 to $2,253,000 for the three months ended September 30, 1997, an increase of $26,000 or 1.2%. The increase was the result of $873,000 in fees from Providers related to Medical Contracts purchased in JMAC's elective health care program, offset by an $847,000 decrease in fees from Dealers. The fees from Dealers are primarily attributable to the recognition of enrollment fees of Dealers that enrolled in the Company's automobile finance program prior to the filing of the Chapter 11 Petition. As no new Dealers are enrolling in the Company's automobile finance program, the Company expects Dealer fees to decrease significantly in the future.

     Service contract revenue was $935,000 for the three months ended September 30, 1996 as compared with $877,000 for the same period in 1997, a decrease of $58,000 or 6.2%. The decrease in service contract revenue is primarily due to the reduced volume of Automotive Contract purchases. Service contract revenue is recognized over the term of the service contract and primarily relates to service contracts sold prior to 1997. As a result of the discontinuation of Automotive Contract purchases, the Company expects service contract revenue to decrease significantly in the future.

     As a result of measures taken by the Company in connection with the Chapter 11 Proceeding and the discontinuation of Automotive Contract purchases by the Company, the Company anticipates reporting significantly decreased finance charges, dealer fees and service contract revenue in the foreseeable future.
See "- Recent Developments."

     SALES AND MARKETING. Sales and marketing expenses decreased from $2.4 million for the three months ended September 30, 1996 to $1.7 million for the same period in 1997, but increased as a percentage of total revenue from 16.3% for the three months ended September 30, 1996 to 23.3% for the three months ended September 30, 1997. The dollar decrease in sales and marketing expenses was due to a $1.4 million, or 60.9%, decrease in expenses related to the Company's automobile finance program, offset by a $.7 million increase in expenses attributable to JMAC's elective health care program. The increase in sales and marketing expenses as a percentage of total revenue is primarily related to the Company's efforts to expand JMAC's elective health care network. Sales and marketing expenses of JMAC's elective health care program were 55.3% of related revenues for the quarter ended September 30, 1997. Sales and marketing expenses for the Company's automobile finance program for the three months ended September 30, 1997 primarily represent previously paid sales commissions which are amortized for financial statement purposes over the period of the related enrollment fee revenues. Such expenses approximated 15% of revenues attributable to the Company's automobile finance program for both the periods ended September 30, 1996 and September 30, 1997. See "- Recent Developments."

     OPERATING EXPENSES. Operating expenses decreased from $4.3 million for the three months ended September 30, 1996 to $4.2 million for the same period in 1997, a decrease of $.1 million or 1.9%, but increased as a percentage of total revenue from 29% for the third quarter of 1996 to 58% for the third quarter of 1997. The dollar decrease in operating expenses was due to a decrease of $.5 million, or 12.5%, in operating expenses attributable to the Company's automobile finance program offset by a $.4 million increase in operating expenses attributable to JMAC's elective health care program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the reduction of revenue as a result of the higher percentage of non-accrual Contracts included within the Company's portfolio during the third quarter of 1997 when compared with the third quarter of 1996.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses decreased from $1.4 million for the three months ended September 30, 1996 to $.1 million for the same period in 1997. The decrease in the provision for credit losses is primarily due to the substantial elimination of new Automotive Contract purchases in 1997, the maturity of the Company's portfolio of Automotive Contracts, and the level of allowances for credit losses established in prior periods. See "--Credit Loss Policy".

     PROVISION FOR SERVICE CONTRACT CLAIMS. The Company provided $175,000 for service contract claims for the three months ended September 30, 1997 as compared to $373,000 for the same period in 1996. The decrease in the provision for service contract claims is primarily due to the substantial elimination of new Automotive Contract purchases and the contractual expiration of service contracts on existing loans.

     INTEREST EXPENSE. Interest expense increased from $1.6 million during the third quarter of 1996 to $1.9 million during the same period in 1997. The increase was due to higher average borrowings under the Company's credit facilities.

     REORGANIZATION EXPENSES. Reorganization expenses relate to costs incurred by the Company in connection with the Chapter 11 Proceeding. The Company incurred $2.3 million of reorganization expenses in the third quarter of 1997, consisting primarily of professional fees.

     INCOME TAXES. The Company's effective income tax rate was 0% for the three-month period ended September 30, 1997, as compared with an effective income tax rate of 34% for the same period in 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     TOTAL REVENUE. Total revenue decreased from $37.4 million for the nine months ended September 30, 1996 to $32.0 million for the same period in 1997, a decrease of $5.4 million or 14.4%. The decrease was due to a $9.9 million decrease in revenues attributable to the Company's automobile finance program, offset by $4.5 million of revenues attributable to JMAC's elective health care program. The decrease in total revenue reflects decreased finance charges, offset by increased dealer and provider fees and increased service contract revenue.

     Dealer and provider fees increased from $5.8 million for the nine months ended September 30, 1996 to $8.5 million for the nine months ended September 30, 1997, an increase of $2.8 million or 48.4%. The increase was the result of $3.4 million in fees from Providers related to Medical Contracts purchased in JMAC's elective health care program and a $.6 million decrease in fees from Dealers.

     Service contract revenue was $1.8 million for the nine months ended September 30, 1996 as compared with $3.7 million for the same period in 1997, an increase of $1.9 million. The increase in service contract revenue is primarily attributable to the fact that the Company first began offering its service contract program to Dealers in the first quarter of 1996 and primarily relates to service contracts sold prior to 1997.

     Finance charges decreased from $29.8 million for the nine months ended September 30, 1996 to $19.8 million for the same period in 1997, a decrease of $10.0 million or 33.6%. The decrease was due to a $11.1 million decrease in finance charges from Automotive Contracts, offset by $1.1 million of finance charges from Medical Contracts. The decrease in finance charges from Automotive Contracts resulted primarily from the increased number of non-accrual Automotive Contracts held in the Company's portfolio and from the overall reduction of the Automotive Contract portfolio as existing Contracts are repaid.

     SALES AND MARKETING. Sales and marketing expenses increased from $6.1 million for the nine months ended September 30, 1996 to $8.2 million for the same period in 1997 and increased as a percentage of total revenue from 16.4% for the nine months ended September 30, 1996 to 25.7% for the nine months ended September 30, 1997. The increase in sales and marketing expenses is a result of the Company's effort to expand JMAC's elective health care program which incurred approximately $4.1 million of sales and marketing expenses for the nine months ended September 30, 1997 (compared to $388,000 for the same period in 1996). Sales and marketing expenses of JMAC's elective health care program were 91.6% of revenues attributable to the elective health care program for the nine months ended September 30, 1997. Sales and marketing expenses for the Company's automobile finance program for the nine months ended September 30, 1997 primarily represent previously paid sales commissions which are amortized for financial statement purposes over the period of the related enrollment fee revenues. Such expenses approximated 14.9% and 15.3% of revenues attributable to the Company's automobile finance program for the nine months ended September 30, 1997 and September 30, 1996, respectively. See "- Recent Developments."

     OPERATING EXPENSES. Operating expenses increased from $11.1 million for the nine months ended September 30, 1996 to $15.8 million for the same period in 1997, an increase of $4.7 million, or 42.3%, and increased as a percentage of total revenue from 29.7% for the first nine months of 1996 to 49.4% for the first nine months of 1997. The dollar increase in operating expenses was due to $2.6 million of operating expenses attributable to JMAC's elective health care program and a $2.1 million increase in operating expenses attributable to the Company's automobile finance program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the higher percentage of non-accrual Contracts included within the Company's portfolio during the first nine months of 1997 when compared with the first nine months of 1996 and the higher level of operating expenses as a percentage of revenue of JMAC's elective health care program when compared with the Company's automobile finance program.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses increased from $3.2 million for the nine months ended September 30, 1996 to $18.1 million for the same period in 1997. The increase in the provision for credit losses is primarily due to the increased number of non-accrual Automotive Contracts in the Company's portfolio during the first nine months of 1997 compared to the same period in 1996 and the Company's policy of providing for possible losses in uncollected finance charges previously reported in earnings upon a contract reaching non-accrual status. See "--Credit Loss Policy."

     PROVISION FOR SERVICE CONTRACT CLAIMS. The Company provided $1.2 million for service contract claims for the nine months ended September 30, 1997 as compared to $.8 million for the nine months ended September 30, 1996. The increase in the provision for service contract claims is primarily attributable to the increased number of service contracts included in the Company's portfolio in the first nine months of 1997 when compared to the same period of 1996.

     LOSS ON IMPAIRMENT OF FIXED ASSETS. As a result of the substantial elimination of marketing efforts to Dealers and the substantial reduction of purchases of Automotive Contracts during the second quarter of 1997, the Company recognized a loss of $4.0 million for the impairment of fixed assets, primarily costs of computer software, used in the solicitation of Dealers and origination of Automotive Contracts.

     INTEREST EXPENSE. Interest expense increased from $4.0 million during the first nine months of 1996 to $6.6 million during the same period in 1997. The increase was due primarily to higher average borrowings under the Company's credit facilities.

     INCOME TAXES. The Company's effective income tax rate was 0% for the nine months ended September 30, 1997, as compared with an effective income tax rate of 34% for the same period in 1996.


INSTALLMENT CONTRACTS RECEIVABLE

     Installment contracts receivable consist of the following (in thousands):

                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                  1997                      1996
                                                                              -------------            -------------
                                                                               (UNAUDITED)
Gross installment contracts receivable                                        $     234,748            $     438,998
Unearned finance charges                                                            (28,279)                 (65,258)
                                                                              -------------            -------------
Installment contracts receivable                                              $     206,469            $     373,740
                                                                              =============            =============

     Changes in gross installment contracts receivable are as follows (in thousands):

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                               ------------------------------------------------------------------
                                                                   1997              1996              1997              1996
                                                               ------------      ------------      ------------      ------------
Balance, beginning of period                                   $    311,653      $    335,877      $    438,998      $    198,397
Gross amount of installment contracts accepted                        4,123           109,158            42,326           323,163
Cash collections on installment contracts receivable                (27,871)          (32,214)         (102,410)          (88,218)
Charge offs                                                         (53,157)          (22,505)         (144,166)          (43,026)
                                                               ------------      ------------      ------------      ------------
Balance, end of period                                         $    234,748      $    390,316      $    234,748      $    390,316
                                                               ============      ============      ============      ============

     The increase in charge-offs between the three and nine months ended September 30, 1997 and the three and nine months ended September 30, 1996, respectively, is primarily attributable to the increase in the average age of such Contracts, the growth in gross installment contracts receivable and the Company's charge-off policy. See "--Credit Loss Policy."

DEALER AND PROVIDER HOLDBACKS

     Dealer and provider holdbacks, net, consist of the following (in thousands):

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         1997              1996
                                                                                     ------------      ------------
                                                                                      (UNAUDITED)
Dealer and provider holdbacks, net                                                   $    190,712      $    351,549
Less:  Acquisition payments                                                              (146,873)         (192,474)
                                                                                     ------------      ------------
Dealer and provider holdbacks, net                                                   $     43,839      $    159,075
                                                                                     ============      ============

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

The total dollar amount of non-accrual contracts as a percentage of installment contracts receivable was approximately 63% and 29% as of September 30, 1997 and September 30, 1996, respectively. Due to the discontinuation of Automotive Contract purchases, the Company anticipates that the average age of the Contracts in its portfolio will increase, which will result in a significant increase in non-accrual contracts as a percentage of both the total number and dollar amount of Contracts in the portfolio.

     Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related dealer holdback and, if insufficient, the allowance for credit losses. Because any remaining outstanding contracts in the applicable pool are available to recover acquisition payments paid upon the Company's purchase of contracts included within such pool and as the acquisition payment generally approximates 50% of principal for Automotive Contracts (averaging 55% for Automotive Contracts purchased in 1996 and 58% for Automotive Contracts purchased in the first nine months of 1997) and 60% of principal for Medical Contracts, the risk of loss to the Company is mitigated. However, risk does exist that acquisition payments made to a Dealer or Provider may not be fully recouped from the collections related to that Dealer's or Provider's pool(s) since the default rate on any individual pool could be, and in cases has been, so extreme that collections are not sufficient to recover all acquisition payments paid by the Company for such contracts. See "--Recent Developments" and the 1996 10-K.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer and provider holdbacks for the periods indicated (dollars in thousands):

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                               ------------------------------      ------------------------------
                                                                   1997              1996              1997              1996
                                                               ------------      ------------      ------------      ------------
Gross installment contracts receivable charged off...........      $ 53,157          $ 22,505          $144,166          $ 43,026
 Charged against dealer holdbacks............................        42,526            18,004           115,332            34,421
 Charged against unearned finance charges....................         7,852             3,771            21,340             6,864
 Charged against allowance for credit losses.................         2,779               730             7,494             1,741

Provision for credit losses..................................            68             1,363            18,138             3,175

                                                                                                            SEPTEMBER 30,
                                                                                                   ------------------------------
                                                                                                       1997              1996
                                                                                                   ------------      ------------
As a % of gross installment contracts receivable:
 Dealer and provider holdbacks, net                                                                        18.7%             38.0%
 Allowance for credit losses                                                                               36.2%              1.6%

As a % of installment contracts receivable:
 Allowance for credit losses                                                                               41.1%              1.9%
 Net charge-offs against allowance for credit losses                                                        3.6%              0.5%


LIQUIDITY AND CAPITAL RESOURCES

     The Plan was confirmed on October 10, 1997. The Company will rely upon collections on its existing Automotive Contracts for liquidity to meet Plan obligations. At projected levels of collections, the funds available for purposes other than meeting Plan obligations would be very limited. Additionally, although the Company believes the projected levels of collections on its Automotive Contracts are attainable, there can be no assurance that such projections will ultimately be realized, and any failure to realize the projected level of collections could have a material adverse effect on the Company. The Plan generally requires the Company to make monthly payments to various creditors aggregating approximately $13.4 million in the fourth quarter of 1997 and $11.9 million, $11.7 million, and $10.8 million in the first, second, and third quarters of 1998, respectively, at which time the Company's former revolving credit lender will be paid in full. Thereafter, the Plan provides for quarterly payments to creditors of approximately $2.5 million through December 1999. See Note 3 of the Notes to Consolidated Financial Statements of the Company included herein.

     Although JMAC was not a party to the Company's Chapter 11 Petition, the filing of the Chapter 11 Petition has affected JMAC. JMAC had loaned approximately $7.1 million to the Company (the "JMAC Loan") prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of such loan. Additionally, after the Company filed its Chapter 11 Petition, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Carl Westcott, the Company's Chairman, Chief Executive Officer, and largest shareholder, provided approximately $12.3 million of financing to JMAC between January 30, 1997 and August 12, 1997 (including the $5 million proceeds from Mr. Westcott's purchase of 50,000 shares of JMAC's Series A Redeemable, Convertible Preferred Stock (the "JMAC Preferred Stock")). Additionally, at the request of JMAC's revolving credit lender, Mr. Westcott purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the facility. The majority of the financing provided by Mr. Westcott to JMAC has been in the form of demand notes secured by all of the assets of JMAC.

     As provided in the Plan, on November 12, 1997 Mr. Westcott exchanged the JMAC Preferred Stock for 3,855,555 shares of the Company's Common Stock. Additionally, on November 12, 1997, Mr. Westcott agreed to consolidate and extend the maturities of the notes evidencing his loans to JMAC. Accordingly, these loans are now evidenced by two notes. The first note is in the principal amount of $7.1 million, bears interest at the prime rate and is payable when, and to the extent, any proceeds are received by JMAC with respect to the JMAC Loan; provided that any unpaid principal and interest is due in November 1999. The second note is in the principal amount of $13.7 million, bears interest at the prime rate and is due in November 1999. Both notes continue to be secured by all of the assets of JMAC, and JMAC continues to owe Mr. Westcott approximately $1.0 million of accrued interest that is payable upon demand.

     As the Plan has been confirmed, the Company intends to seek new sources of debt and equity financing to support the growth of JMAC's operations. There can be no assurance that such additional financing will be available on terms which are acceptable to the Company. The failure of the Company to receive additional financing would adversely affect its ability to grow JMAC's elective health care procedure financing business.

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

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere herein, including the matters relating to the Plan and any beliefs with respect thereto and financial projections, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the recoverability of amounts paid for Contracts, the delinquency and default rates with respect to the Contracts included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, JMAC's limited operating history, the impact of changes in regulation or litigation, the management of growth and other risks described herein. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits:

                    Exhibit Number   Description
                    --------------   -----------

                    11               Statement re Computation of Per Share
                                      Earnings

                    27               Financial Data Schedule

          (b)  Reports on Form 8-K

                    The Company filed a Current Report on Form 8-K dated August 22, 1997 in accordance with Item 5. Other Information of Form 8-K.

                    The Company filed a Current Report on Form 8-K dated October 23, 1997 in accordance with Item 3. Bankruptcy or Receivership of Form 8-K.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JAYHAWK ACCEPTANCE CORPORATION



Date:  November 14, 1997        By: /s/ Philip E. Falcosky
                                    ------------------------------------------
                                    Philip E. Falcosky
                                    Controller and Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                    Description
--------------                    -----------


    11              Statement re Computation of Per Share Earnings

    27              Financial Data Schedule