Form 10-K
period 1997-12-31
JAYHAWK ACCEPTANCE CORP
filed 1998-03-31
CIK 919988

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
                         ______________________________
     (Mark One)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes   X      No
                             -----       -----

As of March 27, 1998, the aggregate market value of the shares of the registrant's common stock, $.01 par value ("Common Stock") (based upon the closing sale price of these shares on the Nasdaq Stock Market on such date), held by nonaffiliates was approximately $12.3 million.

At March 27, 1998, there were 27,785,326 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

The registrant's definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the end of the Registrant's 1997 fiscal year pursuant to Regulation 14A, is incorporated by reference into Part III.

================================================================================
                         See Exhibit Index on Page 47.

                         JAYHAWK ACCEPTANCE CORPORATION

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

PART I
       Item 1.     Business..................................................................................   1
       Item 2.     Properties................................................................................   5
       Item 3.     Legal Proceedings.........................................................................   6
       Item 4.     Submission of Matters to a Vote of Security-Holders.......................................   7

PART II
       Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....................   8
       Item 6.     Selected Financial Data...................................................................   8
       Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....   9
       Item 8.     Financial Statements and Supplementary Data...............................................  20

PART III
       Item 10.    Directors and Executive Officers of the Registrant........................................  40
       Item 11.    Executive Compensation....................................................................  40
       Item 12.    Security Ownership of Certain Beneficial Owners and Management............................  40
       Item 13.    Certain Relationships and Related Transactions............................................  40

PART IV
       Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................  41

                                 PART I

ITEM 1.   BUSINESS
          --------

GENERAL

     Jayhawk Acceptance Corporation (the "Company") was founded in June 1993 and its principal executive offices are located at Bryan Tower, 2001 Bryan Street, Suite 600, Dallas, Texas.

     The Company is a specialized financial services company that, through Jayhawk Medical Acceptance Corporation, its wholly owned subsidiary ("JMAC"), has been principally engaged in offering an indirect financing source for elective health care procedures since confirmation of its Plan of Reorganization (the "Plan") under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). See "--Background." JMAC's elective health care program involves the purchasing of retail installment sales contracts ("Medical Contracts") originated by participating health care providers ("Providers") that finance elective health care procedures performed by the Providers. JMAC has been engaged in the elective health care financing business since August 1996. As of February 28, 1998, 1,417 Providers were enrolled in JMAC's elective health care program and JMAC had purchased 8,485 Medical Contracts and financed in excess of $30 million of elective health care procedures. JMAC incurred losses of approximately $5.2 million in 1997.

     In order to participate in JMAC's elective health care program, a Provider enters into a provider agreement (a "Provider Agreement") with JMAC. Each participating Provider currently pays JMAC a nonrefundable enrollment fee (generally $1,500) at the time it executes a Provider Agreement and an annual
fee (generally $1,500) to continue participation in the program.   Although
JMAC's elective health care program was originally based on the business model used by the Company in its automotive finance business, JMAC has made significant changes to such model and expects that it will continue to refine its elective health care business model.

     Upon its purchase of a Medical Contract, JMAC pays the Provider an amount for the Medical Contract that generally approximates 58% to 68% of the principal amount of the Medical Contract (an "Acquisition Payment"). This percentage is higher than what the Company paid automotive dealers, in part, because the obligors under Medical Contracts are generally "A," "B," and "C" credits as opposed to the "D credits" that typically participated in the Company's automotive finance program. Beginning in 1998, once a Medical Contract is purchased, eight percent of the amount financed by the Medical Contract is paid on the Provider's behalf (in lieu of to the Provider) to Jayhawk Medical Advertising Fund, a non-profit corporation, for use in informing the public of programs available from JMAC to finance elective health care procedures and to promote the use of such programs.

     Each Medical Contract becomes part of a pool of Medical Contracts purchased from Providers. JMAC retains 100% of the principal and interest collected on Medical Contracts included within a pool until JMAC has eliminated its credit risk related to that pool. JMAC generally is obligated to make a payment (a "Pool Distribution Payment") to Providers with respect to a pool, if and to the extent that, at the end of any calendar quarter, the cumulative total of all principal collections received by JMAC on all Medical Contracts in the pool exceeds the sum (the "Pool Balance") of (i) the cumulative total of all Acquisition Payments paid for all Medical Contracts in that pool, plus (ii) an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, plus (iii) the cumulative total of all prior Pool Distribution Payments made with respect to the pool.

     JMAC "closes" an existing pool on the last day of each calendar year and establishes a "new" pool for the subsequent calendar year. Since Providers are entitled to Pool Distribution Payments with respect to a pool only after JMAC recovers all Acquisition Payments paid in connection with Medical Contracts included within the pool and receives an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, the "closing" of a pool and inclusion of subsequently purchased Medical Contracts in a "new" pool results in Providers receiving distributions with respect to pools sooner than would otherwise be the case. Notwithstanding the establishment of "new" pools, however, the Provider Agreement provides that if JMAC determines that principal collections with respect to any pool are likely to be less than the Pool Balance for such pool, JMAC may add all or a portion of the Pool Balance for that pool to the Pool

Balance for any other pool, which effectively cross-collateralizes Medical Contracts within and among pools.

     As a result of JMAC's business model, the performing Medical Contracts within a pool effectively secure JMAC's recovery of Acquisition Payments paid with respect to any non-performing Medical Contracts within the pool. In addition, because the Acquisition Payment generally approximates 58% to 68% of the principal amount of the Medical Contract, the credit risk associated with JMAC's purchase of Medical Contracts is mitigated. Furthermore, by tying the amount of any Pool Distribution Payment to the performance of a pool of Medical Contracts, JMAC's program aims to align the interests of the Providers and JMAC in maximizing the quality of, and therefore the collections on, Medical Contracts included within a pool. However, risk does exist that Acquisition Payments made to a Provider may not be fully recouped from the collections related to a pool since the default rate on any individual pool could be so extreme that collections are not sufficient to recover all Acquisition Payments paid with respect to the Medical Contracts included within such pool. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKGROUND

     From its inception through June 1997, the Company's principal business involved serving automotive dealers ("Dealers") by providing an indirect financing source to buyers of used vehicles with limited access to traditional sources of consumer credit. The Company purchased automobile installment sale contracts ("Automotive Contracts" and, together with Medical Contracts, "Contracts") from Dealers, secured by low-priced used vehicles that typically were purchased by consumers with substandard credit histories--commonly referred to as "D credits." The Company's automotive finance business used a business model that is similar to that used in its elective health care finance business. Upon its purchase of Automotive Contracts from participating Dealers, the Company paid Dealers an amount that generally approximated 50% of the principal amount of the Automotive Contracts (averaging 55% for Automotive Contracts purchased in 1996 and 58% for Automotive Contracts purchased in 1997). Once purchased, an Automotive Contract became part of a pool of Automotive Contracts purchased from the Dealer. The Company was generally obligated to make a payment to the Dealer with respect to the Automotive Contracts included within the pool, but only after the Company recovered the amount paid by the Company for the Automotive Contracts included within the pool and certain other fees and expenses.

     In the fourth quarter of 1996, the Company reevaluated the overall profitability and credit quality of existing Dealers' pools and determined to terminate its relationship with a number of Dealers and to change the basis on which it was willing to purchase Automotive Contracts from others. As a result of these actions and because a continuing business relationship is an important factor in the Company's determination of the recoverability of amounts paid to Dealers for Automotive Contracts, on January 30, 1997, the Company announced a special charge in the fourth quarter of 1996 to increase its allowance for credit losses.

     The fourth quarter special charge caused the Company to be in noncompliance with a financial covenant under its primary revolving credit facility. Furthermore, the Company's planned additional financing in January 1997 failed to materialize. The Company commenced discussions with its revolving lender regarding the covenant violation and its cash needs in light of the failure to consummate the additional financing. On February 7, 1997, after the Company's revolving lender did not make requested additional advances under the Company's revolving credit facility and informed the Company that it intended to deliver to the Company a notice of default and a notice of acceleration under the credit facility, the Company (excluding its subsidiaries) filed a voluntary petition for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Proceeding"). See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Chapter 11 Proceeding" and "--Liquidity and Capital Resources."

     After filing the Chapter 11 Petition and prior to confirmation of the Plan, the Company managed its business as a debtor-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). As the Company's assets were pledged to secure its lenders, the Company was required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company received authorization to use a portion of its revolving lender's cash collateral, such authorization was limited to the payment of expenses and purchase of Automotive Contracts in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company implemented a number of cost saving measures. Among other things, the Company ultimately discontinued its purchases of Automotive Contracts and reduced its workforce by approximately 200 employees. On October 10, 1997 the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Plan. Since that date, the Company has operated in accordance with the Plan.

OPERATIONS

     The Company is a specialized financial services company that, through JMAC, its wholly owned subsidiary, is principally engaged in offering an indirect financing source for elective health care procedures. In addition to its elective health care business, the Company continues servicing and collecting its portfolio of Automotive Contracts acquired prior to confirmation of the Plan. See "--Background" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company does not presently plan to resume the purchase of Automotive Contracts and instead intends to focus on increasing JMAC's elective health care procedure financing business. The Company believes the elective health care financing business is currently less competitive than the automotive financing business and will generate installment contracts for purchase from borrowers with substantially better credit than its automotive financing business. The Company may also examine other specialty finance areas that it believes would generate contracts for purchase meeting generally the criteria of the Medical Contracts JMAC is currently purchasing.

     Since JMAC's elective health care program was originally based on the business model used by the Company in its automotive finance business, it is subject to many of the same risks that affected the Company's automotive finance business, including the risk that collections on Medical Contracts purchased by JMAC will not be sufficient to recover the amounts paid by JMAC for such Medical Contracts. See "--Background" and "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations."

     SALES AND MARKETING

     JMAC focuses substantial sales and marketing efforts on increasing the number of Medical Contracts purchased and enrolling new Providers into its elective health care program. At December 31, 1997, over 1,400 Providers were enrolled in JMAC's program and the Company's installment contracts receivable for Medical Contracts was $19.5 million.

     Through targeted radio, television and print advertising, JMAC strives to increase public awareness of and participation in its elective health care program. All advertising includes a toll-free number for prospective patients. Upon receipt of a telephone inquiry, JMAC asks the prospective patient a series of screening questions in an effort to preliminarily determine whether that person would be eligible to participate in JMAC's program. If a positive determination is made, the JMAC representative furnishes the prospective patient the names of Providers participating in JMAC's program that offer the requested medical procedures and offers to arrange an appointment. A prospective patient will then meet with a Provider. If the prospective patient and the Provider reach an agreement as to the required services and the cost thereof, the patient will complete a credit application for review by JMAC. JMAC will then verify information provided by the prospective patient in the telephone inquiry and review information in the prospective patient's credit report, among other procedures, and determine the amount of any financing it is willing to provide in connection with the requested procedures. See "--Medical Contract Underwriting."

     JMAC also expends significant sales and marketing efforts on identifying and enrolling eligible Providers for participation in its program. Most new Providers are enrolled through the efforts of JMAC's sales force or through referrals from Providers participating in the program. See "--Provider Due Diligence and Acceptance."

     PROVIDER DUE DILIGENCE AND ACCEPTANCE

     Prior to accepting a Provider into JMAC's program, JMAC performs certain procedures designed to verify that the Provider has obtained necessary licenses and will operate within JMAC's guidelines. These procedures include: (i) reviewing copies of necessary licenses; (ii) performing a background investigation, which may include obtaining credit reports, accessing certain public data repositories and talking with local and state governmental agencies and medical boards; (iii) generally requiring the Provider to pay a non-refundable enrollment fee (currently $1,500); and (iv) requiring the Provider to enter into a Provider Agreement.

     Under the Provider Agreement, a Provider agrees that it will not submit a Medical Contract to JMAC for purchase unless it meets certain conditions, including that it complies with all applicable federal, state and local laws and regulations.

     The Provider Agreement may be terminated for any reason by JMAC or by the Provider upon 30 days' prior written notice, or JMAC may terminate the Provider Agreement immediately upon an event of default by the Provider. Events of default include: (i) the breach by the Provider of any of its obligations or covenants under the Provider Agreement, which breach continues unremedied for a period of ten days after JMAC provides written notice thereof to the Provider;
(ii) the breach by the Provider of any representations or warranties set forth in the Provider Agreement; or (iii) the misrepresentation by the Provider of any information or circumstances relating to any Medical Contracts submitted to JMAC, any obligor under any such Medical Contract or any health care services. If the Provider Agreement is terminated and an the event of default has not occurred on the part of the Provider, JMAC will pay the Provider any Pool Distribution Payment as they become due. If JMAC determines that an event of default has occurred or if any claim or action is made or brought against JMAC that arises out of or relates to the Provider's sale and/or provision of health care services or the Provider's origination of any Contract, then the Provider is obligated to (a) repurchase from JMAC the Medical Contracts that are the subject of or affected by such event of default or claim or action for an amount equal to the lesser of the Acquisition Payments paid for such Medical Contracts or the sum of all amounts remaining to be paid on such Medical Contracts or (b) upon the demand of JMAC, repurchase all of the Medical Contracts sold by such Provider for an amount equal to the lesser of the aggregate total of Acquisition Payments paid by JMAC for all of the purchased Medical Contracts or the aggregate total sum of all amounts remaining to be paid on all the Medical Contracts sold to JMAC by such Provider.

     MEDICAL CONTRACT UNDERWRITING

     If the prospective patient and the Provider reach an agreement as to the required services and the cost thereof, the patient will complete a credit application for review by JMAC. JMAC will then verify information provided by the prospective patient in the telephone inquiry and review the prospective patient's credit report and credit score and certain other personal information. A credit analyst then determines the terms on which JMAC would be willing to purchase a Medical Contract financing the health care procedures. If the Provider agrees to such terms, a Medical Contract is prepared and executed by the patient and the Provider and subsequently sold to JMAC.

     SERVICING AND COLLECTIONS

     Customer service representatives monitor and manage the collection of their assigned Contracts supported by a computerized priority system. The Company's computer system provides personnel with immediate access to all information contained in a Contract, including the amount of the Contract, maturity, interest rate, and payment history. The Company's policy is to work with the delinquent consumers to ensure they continue making payments. However, if the Company believes a delinquent consumer will be unable to service the Contract in an acceptable manner or is dealing in bad faith, the Company typically will commence additional collection efforts. The Company will generally pursue the customer for deficiency amounts either directly or through agents.

COMPETITION

     Although the Company does not believe that JMAC currently directly competes with commercial banks, savings and loans, and credit unions, it does face competition from a number of companies capable of providing financing to individuals for elective health care procedures. Many of these competitors or potential competitors have significantly greater resources than the Company. To the extent that any of such lenders significantly expand their activities in this market, the Company could be materially adversely affected. The Company believes that it competes primarily on the basis of service to its participating Providers and the price paid for Medical Contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND CONCENTRATION OF BUSINESS

     JMAC purchases Medical Contracts from participating Providers located in major metropolitan areas throughout the United States. No single state accounted for more than 31% of the total number of Medical Contracts purchased by JMAC between December 31, 1996 and December 31, 1997 or between December 31, 1997 and March 15, 1998.

     No single Provider accounted for more than 3% of the total number of Medical Contracts purchased by JMAC between December 31, 1996 and December 31, 1997 or between December 31, 1997 and March 15, 1998, and the groups of 25 Providers that sold the greatest number of Medical Contracts to JMAC during such periods accounted for less than 30% of the total number of Medical Contracts purchased by JMAC during such periods.

REGULATION

     The Company's (including JMAC's) operations are subject to federal and state laws and regulations. Consumer lending laws generally require licensing of the lender and purchasers of consumer loans and adequate disclosure of loan terms and impose limitations on the terms of consumer loans and on collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the Company's business is conducted under licenses issued by individual states and is also subject to the provisions of the federal Consumer Credit Protection Act and its related regulations. The Company maintains an internal compliance staff to stay informed of changes in applicable law.

     Due to the consumer-oriented nature of the industries in which the Company has and does operate and uncertainties with respect to the application of various laws and regulations in certain circumstances, industry participants are named from time to time as defendants in litigation, including class action suits, involving alleged violations of federal and state consumer lending or other similar laws and regulations. See "Item 3. Legal Proceedings." A significant judgment against the Company in connection with any litigation could have a material adverse effect on the Company's financial condition and results of operations. In addition, if it were determined that a material number of Automotive Contracts or Medical Contracts purchased by the Company involved violations of applicable lending laws by Dealers, Providers or the Company, the Company's financial condition and results of operations could be materially adversely affected.

EMPLOYEES

     As of March 15, 1998, the Company had approximately 188 full time employees. None of the Company's employees are represented by a union.

ITEM 2.   PROPERTIES
          ----------

     The Company leases approximately 26,526 square feet that it uses for its corporate offices in Dallas, Texas. The lease is for a term ending June 30, 1999 and provides for monthly rent of approximately $23,200. Management believes that its current facilities are sufficient to meet its current needs and that alternative or additional space, as necessary, will be available on reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

CHAPTER 11 PROCEEDING

     On February 7, 1997 the Company (excluding its subsidiaries) filed the Chapter 11 Petition and commenced the Chapter 11 Proceeding. See "Item 1. Business--Background."

     After filing the Chapter 11 Petition and prior to confirmation of the Plan, the Company managed its business as a debtor-in-possession subject to the supervision and control of the Bankruptcy Court. As the Company's assets were pledged to secure its lenders, the Company was required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company received authorization to use a portion of its revolving lender's cash collateral, such authorization was limited to the payment of expenses and purchase of Automotive Contracts in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company implemented a number of cost saving measures. Among other things, the Company ultimately discontinued its purchases of Automotive Contracts and reduced its workforce by approximately 200 employees.

     On October 10, 1997, the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Plan. Since that date, the Company has operated in accordance with the Plan. Under the terms of the Plan, all current and future obligations to Dealers are fixed at either a settlement offer contained in the Plan or an amount to be adjudicated by the Bankruptcy Court. The Company is obligated under the Plan to make payments to settling Dealers aggregating approximately $5.6 million in quarterly installments payable over two years, which commence March 31, 1998. In addition, non-accrual installment contracts receivable with principal balances totaling approximately $69 million (which were previously charged off for financial statement purposes) were transferred to a trust benefiting the settling Dealers. An additional $30 million of non-accrual Automotive Contracts (which Automotive Contracts have also been charged off for financial statement purposes) are to be transferred to the trust in 1998. Dealers to which the Company made settlement offers totaling approximately $2.7 million have rejected such settlements, and the value, if any, of related claims will be determined by the Bankruptcy Court. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Chapter 11 Proceeding" and Note 2 of the Notes to Consolidated Financial Statements of the Company included herein.

     Obligations to unsecured trade creditors totaling approximately $3.3 million at October 11, 1997, are to be paid in full, plus interest, in four quarterly installments, which commenced in December 1997. The unpaid balance of such obligations ($2.3 million at December 31, 1997) are included in accounts payable and accrued liabilities in the Balance Sheet in the Consolidated Financial Statements of the Company included herein.

     As provided in the Plan, the Company also entered into a new agreement with its former revolving lender. The agreement grants the revolving lender a security interest in substantially all of the Company's assets but removes restrictions on the use of such collateral provided no default under the agreement exists. The agreement provides for monthly principal payments of $3 million to $3.5 million, plus interest, through September 1998. See Notes 2 and 7 of the Notes to Consolidated Financial Statements of the Company included herein.

OTHER

     In the normal course of its business, the Company is named as defendant in legal proceedings. These legal proceedings include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations and deceptive trade practices, among other things. The relief requested by plaintiffs varies, but often includes requests for compensatory, statutory and punitive damages. One proceeding in which the Company has been a defendant was brought as a putative class action in Federal District Court in Illinois. The Chapter 11 Proceeding stayed the case. Subsequently, the plaintiffs filed a proof of claim in the Chapter 11 Proceeding and the Company filed an objection to the proof of claim. When the plaintiffs failed to respond to the Company's objection, the Court entered a default judgment in favor of the Company. While the plaintiffs may ask the Court to overturn the default judgment, they have not done so to date. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          ---------------------------------------------------

     No matter was submitted to a vote of the Company's security-holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     The Company's outstanding common stock, par value $.01 per share (the "Common Stock"), was quoted on the Nasdaq National Market under the trading symbol "JACC" from the Company's initial public offering in August 1995 until the Chapter 11 Proceeding. Since the Chapter 11 Proceeding, the Common Stock has been quoted on the Nasdaq National Market under the trading symbol "JACC(Q)." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                          HIGH       LOW
                                                          ----       ---
     Calendar 1996:
               First Quarter                              12 3/4     8
               Second Quarter                             15 1/4     11 7/8
               Third Quarter                              14 1/4     9 5/8
               Fourth Quarter                             15 3/4     10 1/8

     Calendar 1997:
               First Quarter                              11 15/16   1 1/2
               Second Quarter                             2 3/8      1 1/8
               Third Quarter                              1 15/16    13/16
               Fourth Quarter                             2 7/16     1 3/16

     Calendar 1998:
               First Quarter (through March 27, 1998)     1 1/2      7/8

     On March 27, 1998, the closing price for the Common Stock was $1.00 per share.

     The Company believes that as of March 17, 1998, there were approximately 3,000 holders of Common Stock of record or through nominee or street name accounts with brokers.

     Since inception, the Company has not paid any dividends. The Company has no present plans to pay any cash dividends on its Common Stock and currently intends to retain its earnings to finance the growth and development of its business.

     To fund JMAC's operations during the Chapter 11 Proceeding, Mr. Carl H. Westcott, the Company's Chairman, Chief Executive Officer and principal shareholder, among other things, purchased 50,000 shares of JMAC's Series A Redeemable, Convertible Preferred Stock (the "JMAC Preferred Stock") as part of a transaction approved by a committee of disinterested directors of the Company
after obtaining the advice of an unaffiliated financial advisor.   In accordance
with the Plan and the Company's agreements with Mr. Westcott, on November 12, 1997, the Company issued 3,855,555 shares of Common Stock to Mr. Westcott in exchange for the JMAC Preferred Stock. The shares of Common Stock issued to Mr. Westcott were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements contained in Section 4(2) under the Securities Act. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Chapter 11 Proceeding" and "--Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The selected historical financial data presented below as of and for the seven months ended December 31, 1993 and the years ended December 31, 1994, 1995, 1996 and 1997 are derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                                   FOR THE
                                                  FOR THE SEVEN                   YEAR ENDED
                                                  MONTHS ENDED                   DECEMBER 31,
                                                  DECEMBER 31,   ---------------------------------------------
                                                      1993         1994        1995        1996        1997
                                                 --------------  ---------  ----------  ----------  ----------
                                                                (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Finance charges..............................        $    45   $  4,695    $ 17,693   $  41,905    $ 22,798
  Dealer and provider fees.....................             43      1,084       4,095       8,455       8,692
  Service contracts............................            ---        ---         ---       3,206       4,058
                                                       -------   --------    --------   ---------    --------
       Total revenue...........................             88      5,779      21,788      53,566      35,548
Costs and expenses:
  Sales and marketing..........................            814      2,808       4,730       9,198       8,973
  Operating....................................            720      4,622       7,408      16,654      18,786
  Provision for credit losses..................              7        526       2,243      71,062      30,674
  Provision for service contract claims........            ---        ---         ---       1,310       1,070
  Loss on impairment of fixed assets...........            ---        ---         ---         ---       4,346
  Interest.....................................             51        305       1,320       6,268       7,996
                                                       -------   --------    --------   ---------    --------
       Total costs and expenses................          1,592      8,261      15,701     104,492      71,845
                                                       -------   --------    --------   ---------    --------
Income (loss) before reorganization expense....         (1,504)    (2,482)      6,087     (50,926)    (36,297)
Reorganization expense.........................            ---        ---         ---         ---       4,701
                                                       -------   --------    --------   ---------    --------
Income (loss) before income taxes..............         (1,504)    (2,482)      6,087     (50,926)    (40,998)
  Income taxes expense (benefit)...............            ---        ---       1,187      (1,187)        ---
                                                       -------   --------    --------   ---------    --------
Net income (loss)..............................        $(1,504)  $ (2,482)   $  4,900   $ (49,739)   $(40,998)
                                                       =======   ========    ========   =========    ========

  Net income (loss) per common and equivalent
   share - diluted.............................          $(.11)     $(.16)       $.26      $(2.17)     $(1.68)
  Weighted average number of common and
    equivalent shares outstanding - diluted (in
    thousands).................................         14,216     15,345      18,732      22,931      24,456

CASH FLOW DATA:
Provided by (used in) operating activities.....        $  (827)  $ (2,015)   $  6,093   $   8,194    $  4,779
Provided by (used in) investing activities.....         (1,159)   (13,217)    (68,654)   (125,665)     49,457
Provided by (used in) financing activities.....          3,020     20,322      56,557     117,604     (52,584)
Net increase (decrease) in cash and cash
equivalents ...................................          1,034      5,090      (6,004)        133       1,652

                                                         1993      1994        1995       1996         1997
                                                       -------   --------    --------   ---------    --------
BALANCE SHEET DATA:
Installment contracts receivable...............        $ 1,763   $ 35,114    $167,491   $ 373,740    $157,440
Allowance for credit losses....................             (7)      (533)     (2,308)    (74,742)    (96,830)
                                                       -------   --------    --------   ---------    --------
Installment contracts receivable, net..........          1,756     34,581     165,183     298,998      60,610
All other assets...............................          1,562      7,738       8,190      22,462      10,076
                                                       -------   --------    --------   ---------    --------
       Total assets............................        $ 3,318   $ 42,319    $173,373   $ 321,460    $ 70,686
                                                       =======   ========    ========   =========    ========
Dealer holdbacks, net..........................        $ 1,038   $ 20,239    $ 82,373   $ 157,968    $    ---
Total debt.....................................          2,900      7,500      32,386     108,647      51,072
Other liabilities..............................            764      2,571      10,034      14,661      15,437
Shareholders' equity (deficit).................         (1,384)    12,009      48,580      40,184       4,177
                                                       -------   --------    --------   ---------    --------
  Total liabilities and shareholders' equity...        $ 3,318   $ 42,319    $173,373   $ 321,460    $ 70,686
                                                       =======   ========    ========   =========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

GENERAL

     The Company is a specialized financial services company that, through JMAC, its wholly owned subsidiary, has been principally engaged in offering an indirect financing source for elective health care procedures since confirmation of the Plan. In addition to its elective health care business, the Company continues servicing and collecting its portfolio of Automotive Contracts acquired prior to confirmation of the Plan. See "Business--General" and "-- Background." JMAC's elective health care program involves the purchasing of Medical Contracts originated by participating Providers that finance elective health care procedures performed by the Providers. JMAC has been engaged in the elective health care financing business since August 1996. As of February 28, 1998, approximately 1,417 Providers were enrolled in JMAC's elective health care program and JMAC had purchased 8,485 Medical Contracts and financed in excess of $30 million of elective health care procedures. JMAC incurred losses of approximately $5.2 million in 1997.

     In order to participate in JMAC's elective health care program, a Provider enters into a Provider Agreement with JMAC. Each participating Provider currently pays JMAC a nonrefundable enrollment fee (generally $1,500) at the time it executes a Provider Agreement and an annual fee (generally $1,500) to continue participation in the program. Although JMAC's elective health care program was originally based on the business model used by the Company in its automotive finance business, JMAC has made significant changes to such model and expects that it will continue to refine its elective health care business model.

     Upon its purchase of a Medical Contract, JMAC pays the Provider an Acquisition Payment that generally approximates 58% to 68% of the principal amount of the Medical Contract. This percentage is higher than what the Company paid Dealers, in part, because the obligors under Medical Contracts are generally "A," "B," and "C" credits as opposed to the "D credits" that typically participated in the Company's automotive finance program. Beginning in 1998, once a Medical Contract is purchased, eight percent (8%) of the amount financed by the Medical Contract is paid on the Provider's behalf (in lieu of to the Provider) to Jayhawk Medical Advertising Fund, a non-profit corporation, for use in informing the public of programs available from JMAC to finance elective health care procedures and to promote the use of such programs.

     Each Medical Contract becomes part of a pool of Medical Contracts purchased from Providers. JMAC retains 100% of the principal and interest collected on Medical Contracts included within a pool until JMAC has eliminated its credit risk related to that pool. JMAC generally is obligated to make a Pool Distribution Payment to Providers with respect to a pool, if and to the extent, at the end of any calendar quarter, the cumulative total of all principal collections received by JMAC on all Medical Contracts in the pool exceeds the Pool Balance. The Pool Balance is the sum of (i) the cumulative total of all Acquisition Payments paid for all Medical Contracts in that pool, plus (ii) an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, plus (iii) the cumulative total of all prior Pool Distribution Payments made with respect to the pool.

     JMAC "closes" an existing pool on the last day of each calendar year and establishes a "new" pool for the subsequent calendar year. Since Providers are entitled to Pool Distribution Payments with respect to a pool only after JMAC recovers all Acquisition Payments paid in connection with Medical Contracts included within the pool and receives an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, the "closing" of a pool and inclusion of subsequently purchased Medical Contracts in a "new" pool results in Providers receiving distributions with respect to pools sooner than would otherwise be the case. Notwithstanding the establishment of "new" pools, however, the Provider Agreement provides that if JMAC determines that principal collections with respect to any pool are likely to be less than the Pool Balance for such pool, JMAC may add all or a portion of the Pool Balance for that pool to the Pool Balance for any other pool, which effectively cross-collateralizes Medical Contracts within and among pools.

     As a result of JMAC's business model, the performing Medical Contracts within a pool effectively secure JMAC's recovery of Acquisition Payments paid with respect to any non-performing Medical Contracts within the pool. In addition, because the Acquisition Payment generally approximates 58% to 68% of the principal amount of the Medical Contract, the credit risk associated with JMAC's purchase of Medical Contracts is mitigated. Furthermore, by tying the amount of any Pool Distribution Payment to the performance of a pool of Medical Contracts, JMAC's program aims to align the interests of the Providers and JMAC in maximizing the quality of, and therefore the collections on, Medical Contracts included within a pool. However, risk does exist that Acquisition Payments made to a Provider may not be fully recouped from the collections related to a pool since the default rate on any individual pool could be so extreme that collections are not sufficient to recover all Acquisition Payments paid with respect to the Medical Contracts included within such pool. See "Item
1. Business--General."

     The Company's Medical Contracts are (i) short-term in duration (generally 6 to 24 months with an average original term of approximately 21 months for Medical Contracts purchased in 1997); (ii) cross-collateralized within and among pool(s); and (iii) unsecured.

     The Company's elective health care program currently is designed to cause a Provider to charge an interest rate on Medical Contracts equal to the lesser of 9.99% per annum and the highest lawful rate. Since the health care procedures provided through the Company's program are elective in nature, the Company believes its revenues could be adversely impacted by changes in interest rates.

CHAPTER 11 PROCEEDING

     GENERAL

     On February 7, 1997 the Company filed the Chapter 11 Petition in the Bankruptcy Court. The discussion below sets forth various aspects of the Chapter 11 Proceeding, but is not intended to be an exhaustive summary. For additional information regarding the effect on the Company of the Chapter 11 Proceeding, reference is made to the Plan and the related disclosure statement filed as exhibits to the Company's Current Report on Form 8-K, dated October 23, 1997. See "Item 1. Business--Background" and "Item 3. Legal Proceedings-- Chapter 11 Proceeding."

     In the fourth quarter of 1996, following a reevaluation of the overall profitability and credit quality of its existing pools of Automotive Contracts, the Company terminated its relationship with a number of its participating Dealers and changed the basis on which it was willing to purchase Automotive Contracts from others. As a result of these actions and because a continuing business relationship was an important factor in the Company's determination of the recoverability of acquisition payments made to Dealers, on January 30, 1997 the Company announced a special charge of $15.5 million in the fourth quarter of 1996 to increase its allowance for credit losses.

     The fourth quarter special charge caused the Company to be in noncompliance with a financial covenant under its primary revolving credit facility. Furthermore, the Company's planned additional financing in January 1997 failed to materialize. The Company commenced discussions with its revolving lender regarding the covenant violation and its cash needs in light of its failure to consummate the additional financing. On February 7, 1997, after the Company's revolving lender did not make requested additional advances under the Company's revolving credit facility and informed the Company that it intended to deliver to the Company a notice of default and a notice of acceleration under the credit facility, the Company (excluding its subsidiaries) filed the Chapter 11 Petition and commenced the Chapter 11 Proceeding. See "--Liquidity and Capital Resources."

     After filing the Chapter 11 Petition and prior to confirmation of the Plan, the Company managed its business as a debtor-in-possession subject to the supervision and control of the Bankruptcy Court. As the Company's assets were pledged to secure its lenders, the Company was required to obtain Bankruptcy Court authorization for its use of such lenders' cash collateral. Although the Company received authorization to use a portion of its revolving lender's cash collateral, such authorization was limited to the payment of expenses and purchase of Automotive Contracts in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company implemented a number of cost saving measures. Among other things, the Company ultimately discontinued its purchases of Automotive Contracts and reduced its workforce by approximately 200 employees.

     On October 10, 1997, the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Plan. Since that date, the Company has operated in accordance with the Plan. Under the terms of the Plan, all current and future obligations to Dealers are fixed at either a settlement offer contained in the Plan or an amount to be adjudicated by the Bankruptcy Court. The Company is obligated under the Plan to make payments to settling Dealers aggregating approximately $5.6 million in quarterly installments payable over two years, which commence March 31, 1998. In addition, non-accrual automotive contracts receivable with principal balances totaling approximately $69 million (which were previously charged off for financial statement purposes) were transferred to a trust benefiting the settling Dealers. An additional $30 million of non-accrual Automotive Contracts (which Automotive Contracts have also been charged off for financial statement purposes) are to be transferred to the trust in 1998. Dealers to which the Company made settlement offers totaling approximately $2.7 million have rejected such settlements, and the value, if any, of related claims will be determined by the Bankruptcy Court. See "Item 3. Legal Proceedings--Chapter 11 Proceeding" and Note 2 of the Notes to Consolidated Financial Statements of the Company included herein.

     As a result, in the fourth quarter of 1997, the Company established a fixed liability for the estimated amount due to Dealers under the Plan and reevaluated its allowance for credit losses. A special charge of approximately $12.5 million was recorded in the fourth quarter to recognize the estimated liability to Dealers and to increase the allowance for credit losses to an amount considered adequate by management to cover losses inherent in the portfolio of Automotive Contracts, as well as the costs of owning, managing, and collecting the portfolio. Due to this change in the nature of the Company's obligations to Dealers, the Company will no longer report dealer holdbacks net of acquisition payments. Based on collections to date in 1998, the Company anticipates that it will report a profit in the first quarter of 1998.

     The Plan also provides that obligations to unsecured trade creditors totaling approximately $3.3 million at October 11, 1997, are to be paid in full, plus interest, in four quarterly installments, which commenced in December 1997. The unpaid balance of such obligations ($2.3 million at December 31, 1997) is included in accounts payable and accrued liabilities in the Balance Sheet in the Consolidated Financial Statements of the Company included herein.

     The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) in order to assure the adequacy of its working capital after a scheduled payment. As collections in the fourth quarter of 1997 were lower than anticipated, which the Company believes is due to seasonality, the Company expects to defer approximately $1.1 million of the $2.6 million in payments to unsecured creditors originally scheduled for March 31, 1998. The possibility of such a deferral was anticipated by the Plan and will not cause the Company to be in default under any provision of the Plan, nor does it require Bankruptcy Court approval.

     As provided in the Plan, the Company also entered into a new agreement with its former revolving lender. The agreement grants the revolving lender a security interest in substantially all of the Company's assets but removes restrictions on the use of such collateral provided no default under the agreement exists. The agreement provides for monthly principal payments of $3 million to $3.5 million, plus interest, through September 1998. See Notes 2 and 7 of the Notes to Consolidated Financial Statements of the Company included herein.

     The Company does not presently intend to resume the purchase of Automotive Contracts and instead intends to focus on increasing JMAC's elective health care procedure financing business. While JMAC was not a party to the Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had loaned approximately $7.1 million (the "JMAC Loan") to the Company prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of the JMAC Loan, prior to confirmation of the Plan. Under the Plan, the JMAC Loan (which is eliminated in consolidation for financial statement purposes) is to be repaid in installments with three initial quarterly installments of $750,000, including interest, commencing March 31, 1998, and the remaining balance payable in five equal installments, including interest, through December 1999. Additionally, after commencement of the Chapter 11 Proceeding, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Westcott provided approximately $12.3 million of financing to JMAC between January 30, 1997 and September 30, 1997 (including $5.0 million in proceeds from Mr. Westcott's purchase of 50,000 shares of JMAC Preferred Stock). Furthermore, at the request of JMAC's revolving credit lender, on February 28, 1997, Mr. Westcott purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the credit facility.

     In accordance with the Plan and the Company's agreements with Mr. Westcott, on November 12, 1997, the Company issued 3,855,555 shares of Common Stock to Mr. Westcott in exchange for the JMAC Preferred Stock.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to total revenue for the periods indicated.

                                                  PERCENTAGE OF TOTAL REVENUE
                                       --------------------------------------------------
                                                                    FOR THE
                                       FOR THE SEVEN               YEAR ENDED
                                        MONTHS ENDED              DECEMBER 31,
                                        DECEMBER 31,   ----------------------------------
                                            1993        1994     1995    1996      1997
                                       --------------  -------  ------  -------  --------
Revenues:
   Finance charges..................            51.1%    81.2%   81.2%    78.2%     64.1%


                                                  PERCENTAGE OF TOTAL REVENUE
                                       --------------------------------------------------
                                                                    FOR THE
                                       FOR THE SEVEN               YEAR ENDED
                                        MONTHS ENDED              DECEMBER 31,
                                        DECEMBER 31,  --------------------------------------
                                            1993        1994      1995     1996      1997
                                       -------------  ---------  ------- --------  ---------
   Dealer and provider fees.........          48.9       18.8     18.8     15.8       24.5
   Service Contracts................           ---        ---      ---      6.0       11.4
                                       -------------  ---------  ------- --------  ---------
       Total revenue................         100.0      100.0    100.0    100.0      100.0
Costs and expenses:
   Sales and marketing..............         925.0       48.6     21.7     17.2       25.2
   Operating........................         818.2       80.0     34.0     31.1       52.9
   Provision for credit losses......           8.0        9.1     10.3    132.7       86.3
   Provision for service
      contract claims...............           ---        ---      ---      2.4        3.0
   Loss on impairment of assets.....           ---        ---      ---      ---       12.2
   Interest.........................          58.0        5.3      6.1     11.7       22.5
                                       -------------  ---------  ------- --------  ---------
       Total costs and expenses.....       1,809.2      143.0     72.1    195.1      202.1
                                       -------------  ---------  ------- --------  ---------
Income (loss) before reorganization       (1,709.2)     (43.0)    27.9    (95.1)    (102.1)
 expense............................
Reorganization expense..............           ---        ---      ---      ---       13.2
Income (loss) before income taxes...      (1,709.2)     (43.0)    27.9    (95.1)    (115.3)
Income taxes........................           ---        ---      5.4     (2.3)       ---
                                       -------------  ---------  ------- --------  ---------
Net income (loss)...................      (1,709.2)%    (43.0)%   22.5%   (92.9)%   (115.3)%
                                       =============  =========  ======= ========  =========

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Total Revenue. Total revenue decreased from $53.6 million for the year ended December 31, 1996 to $35.6 million for the same period in 1997, a decrease of $18.0 million or 33.6%. The decrease was due to a $22.5 million, or 42.3%, decrease in revenues attributable to the Company's automobile finance program, offset by a $4.4 million increase in revenues attributable to JMAC's elective health care program. The decrease in total revenue reflects decreased finance charges, offset by increased Dealer and Provider fees and increased service contract revenue. JMAC was formed in August 1996 to provide an indirect source of financing for elective health care procedures and, as of December 31, 1997, over 1,400 Providers were enrolled in JMAC's elective health care program and JMAC had purchased 7,859 Medical Contracts and financed $28.6 million of elective health care procedures. JMAC only recognized revenue of $0.4 million in 1996. From inception through December 31, 1997, JMAC incurred losses of approximately $6.2 million.

     Finance charges decreased from $41.9 million for the year ended December 31, 1996 to $22.8 million for the same period in 1997, a decrease of $19.1 million or 45.6%. The decrease was due to a $20.4 million decrease in finance charges from Automotive Contracts, offset by $1.3 million of finance charges from Medical Contracts. The decrease in finance charges from Automotive Contracts resulted primarily from the increased number of non-accrual Automotive Contracts held in the Company's portfolio and from the overall reduction of the Automotive Contract portfolio as existing Automotive Contracts are repaid. The Company purchased 11,849 Contracts during the year ended December 31, 1997, a decrease of 84.6% over the same period in 1996. The decrease was due to a 71,323 Contract decrease in the number of Automotive Contracts purchased, resulting primarily from the effect of the Chapter 11 Proceeding and the Company's discontinuation of its automotive finance program in July 1997, offset by a 6,055 Contract increase in the number of Medical Contracts purchased. The Company's installment contracts receivable, net of allowance for credit losses, decreased from $299.0 million at December 31, 1996 to $60.6 million at December
31, 1997, a decrease of $238.4 million or 79.7%.   The decrease was attributable
to a decrease in automobile receivables of $249.4 million, offset by an increase of $11.0 million in medical receivables.

     Dealer and Provider fees increased from $8.5 million for the year ended December 31, 1996 to $8.7 million for the year ended December 31, 1997, an increase of $0.2 million or 2.4%. The increase was the result of an increase of $3.1 million in fees from Providers, offset by a $2.9 million decrease in fees from Dealers. As a result of the

Company's discontinuation of Automotive Contract purchases, the Company does not expect any Dealer fee revenue in the future.

     Service contract revenue increased from $3.2 million for the year ended December 31, 1996 to $4.1 million for the year ended December 31, 1997, an increase of $0.9 million or 28.1%. This increase is attributable to the recognition of revenue on service contracts sold prior to 1997. As a result of the Company's discontinuation of Automotive Contract purchases, service contract revenue will decline as the service contracts expire. 1998 revenue from service contracts will not be material.

     Due to the Company's discontinuation of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included in its portfolio will increase, resulting in a significant increase in non-accrual contracts as a percentage of the total number and dollar amount of Automotive Contracts included in the Company's portfolio. The non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included in the Company's portfolio was 29.4% at December 31, 1997. The Company anticipates that as the average age of Medical Contracts included in its portfolio increases, non-accrual contracts as a percentage of total Medical Contracts in the portfolio will rise significantly.

     Sales and Marketing. Sales and marketing expenses decreased from $9.2 million for the year ended December 31, 1996 to $9.0 million for the same period in 1997 and increased as a percentage of total revenue from 17.2% for the year ended December 31, 1996 to 25.2% for the year ended December 31, 1997. The increase in sales and marketing expenses as a percentage of revenue is a result of the Company's effort to expand JMAC's elective health care program, which incurred approximately $4.8 million of sales and marketing expenses for the year ended December 31, 1997 (compared to $0.8 million for the same period in 1996). Sales and marketing expenses of JMAC's elective health care program were 97.9% of revenues attributable to the elective health care program for the year ended December 31, 1997. Sales and marketing expenses for the Company's automobile finance program for the year ended December 31, 1997 primarily represent previously paid sales commissions which are amortized for financial statement purposes over the period of the related enrollment fee revenues. Such expenses approximated 13.6% and 15.8% of revenues attributable to the Company's automobile finance program for the year ended December 31, 1997 and December 31, 1996, respectively.

     Operating Expenses. Operating expenses increased from $16.7 million for the year ended December 31, 1996 to $18.8 million for the same period in 1997, an increase of $2.1 million or 12.6%, and increased as a percentage of total revenue from 31.1% for the year ended December 31, 1996 to 52.9% for the same period in 1997. The dollar increase in operating expenses was due to an increase of $2.0 million in operating expenses attributable to JMAC's elective health care program and a $0.1 million increase in operating expenses attributable to the Company's automobile finance program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the higher percentage of non-accrual contracts included within the Company's portfolio during the year ended December 31, 1997 when compared with same period in 1996 and the higher level of operating expenses as a percentage of revenue of JMAC's elective health care program when compared with the Company's automobile finance program.

     Provision for Credit Losses. The amount provided for credit losses decreased from $71.1 million for the year ended December 31, 1996 to $30.7 million for the same period in 1997. The decrease in the provision for credit losses is primarily due to the Company's discontinuance of Automotive Contract purchases and the decrease in the portfolio of Automotive Contracts. See "-- Chapter 11 Proceeding" and "--Credit Loss Policy."

     Provision for Service Contract Claims. The Company provided $1.1 million for service contract claims for the year ended December 31, 1997 as compared to $1.3 million for the same period in 1996. The decrease in the provision for service contract claims is primarily attributable to the expiration of service contracts originated prior to 1997 and the Company's discontinuance of Automotive Contract purchases in 1997.

     Loss on Impairment of Fixed Assets. As a result of the substantial elimination of marketing efforts to Dealers and the discontinuation of Automotive Contract purchases during 1997, the Company recognized a loss of $4.3 million for the impairment of fixed assets, primarily costs of computer software used in the solicitation of Dealers and origination of Automotive Contracts.

     Interest Expense. Interest expense increased from $6.3 million during the year ended December 31, 1996 to $8.0 million during the same period in 1997. The increase was due primarily to higher average borrowings under the Company's credit facilities.

     Income Taxes. The Company's effective income tax rate was 0.0% for the year ended December 31, 1997, as compared with an effective income tax rate of (2.3)% for the same period in 1996, due to net operating losses and the availability of net operating loss carryforwards. See Note 11 of the Notes to Consolidated Financial Statements.

     Reorganization Expenses. For the year ended December 31, 1997 the Company incurred $4.7 million of reorganization expenses, consisting primarily of professional fees incurred in connection with the Chapter 11 Proceeding. No such expenses were incurred for the same period in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Total Revenue. Total revenue increased from $21.8 million for the year ended December 31, 1995 to $53.6 million for the same period in 1996, an increase of $31.8 million or 145.9%. The increase was primarily due to increased finance charges resulting from the increased number of Automotive Contracts held in the Company's portfolio. Finance charges increased from $17.7 million for the year ended December 31, 1995 to $41.9 million for the same period in 1996, an increase of $24.2 million or 136.7%. The Company purchased 77,117 Contracts during the year ended December 31, 1996, the vast majority of which were Automotive Contracts, an increase of 73.3% over the same period in 1995. The Company's installment contracts receivable increased from $167.5 million as of December 31, 1995, to $373.7 million as of December 31, 1996, an increase of $206.2 million or 123.1%. Dealer fees also contributed to the increase in total revenue. Dealer fees increased from $4.1 million for the year ended December 31, 1995 to $8.5 million for the same period in 1996, an increase of $4.4 million or 106.5%. Service contract revenue was $3.2 million for the year ended December 31, 1996. The Company recognized no service contract revenue during the year ended December 31, 1995, as the Company did not offer the service contract program to its Dealers at that time. Revenue from the Company's elective health care program for the year ended December 31, 1996 was $0.4 million. The average annualized yield on the Company's installment contract portfolio decreased from 17.5% to 15.5% for the years ended December 31, 1995 and December 31, 1996, respectively. The decrease in the average annualized yield is primarily attributable to the longer average original term of Automotive Contracts purchased in 1996 when compared with 1995 and, to a lesser extent, the higher percentage of non-accrual contracts as a percentage of the total number of Contracts included within the Company's portfolio during 1996 when compared with 1995. The average original term of Contracts purchased in 1996 was 28 months as compared with 21 months in 1995, an increase of 7 months or 33.3%. Non-accrual contracts as a percentage of the total number of Contracts included within the Company's installment contract portfolio increased from 19.7% at December 31, 1995 to 31.4% at December 31, 1996.

     Sales and Marketing. Sales and marketing expenses increased from $4.7 million for the year ended December 31, 1995 to $9.2 million for the same period in 1996, but decreased as a percentage of total revenue from 21.7% for the year ended December 31, 1995 to 17.2% for the same period in 1996. The dollar increase in sales and marketing expenses was primarily a result of the effort by the Company to expand the number of Dealers participating in the Company's automotive finance program and $0.8 million of expenses related to the launch of the Company's elective health care program. The decrease in sales and marketing expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

     Operating Expenses. Operating expenses increased from $7.4 million for the year ended December 31, 1995 to $16.7 million for the same period in 1996, an increase of $9.3 million or 125.7%, but decreased as a percentage of total revenue from 34.0% for the year ended December 31, 1995 to 31.1% for the same period in 1996. The dollar increase in operating expenses was primarily a result of the overall expansion in the Company's operations, including $1.1 million of expenses related to the launch of the Company's elective health care program. The decrease in operating expenses as a percentage of total revenue was primarily the result of economies of scale associated with increased total revenue.

     Provision for Credit Losses. The amount provided for credit losses increased from $2.2 million for the year ended December 31, 1995 to $71.1 million for the same period in 1996. The increase in provision for credit losses was primarily attributable to a special charge of $66.5 million taken in the fourth quarter of 1996. See "--Credit Loss Policy."

     Provision for Service Contract Claims. The Company provided $1.3 million for service contract claims for the year ended December 31, 1996. No amount was provided for the year ended December 31, 1995, as the Company did not offer the service contract program at that time.

     Interest Expense. Interest expense increased from $1.3 million during the year ended December 31, 1995 to $6.3 million during the same period in 1996. This increase was due to higher average borrowings used to fund operations and the purchase of Contracts.

     Income Taxes. The Company's effective income tax rate was (2.3)% for the year ended December 31, 1996, as compared with an effective income tax rate of 19.5% for the same period in 1995. See Note 11 of the Notes to Consolidated Financial Statements.

CREDIT LOSS POLICY

     The level of unrecovered acquisition payments and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance for credit losses. Credit loss experience, changes in the character, size and age of particular Dealer and Provider pools and the Company's overall installment contracts portfolio, and management's judgment are other factors used in assessing the overall adequacy of the resulting provision for credit losses. Ultimate losses may vary from current estimates, and the amount of the provision, which is a current expense, may be either greater or less than the actual charge-offs.

     Revenue on Automotive Contracts is recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the Automotive Contract is repossessed, whichever occurs first, and revenue on Medical Contracts is recognized under the interest method of accounting until the underlying obligation is 60 days contractually past due. At such time, the Company suspends the accrual of revenue and provides for possible losses in uncollected finance charges previously reported in earnings. In the fourth quarter of 1997 a special charge of approximately $12.5 million was taken to write down automotive installment contracts receivable to estimated net realizable value and to establish as a liability the estimated fixed amount due to Dealers under the Plan. The Company estimated the net realizable value of automobile receivables based on expected future collections of principal, interest and fees less all estimated future costs associated with owning, collecting and managing these Automotive Contracts. As a result of the Plan, the Company no longer splits collections 80% to a Dealer's pool and 20% to the Company. In addition, due to this change in the nature of the Company's obligations to Dealers, the Company no longer reports a dealer holdback netted against advances to Dealers. See Notes 2 and 5 of the Notes to Consolidated Financial Statements of the Company included herein.

     The total dollar amount of non-accrual contracts as a percentage of installment contracts receivable was approximately 69.6% and 31.4% as of December 31, 1997 and December 31, 1996, respectively. Due to the Company's discontinuation of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included in its portfolio will increase, resulting in a significant increase in non-accrual contracts as a percentage of the total number and amount of Automotive Contracts included in the Company's portfolio. At the same time, the Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual contracts as a percentage of total Medical Contracts in the portfolio will rise significantly.

     Prior to January 1, 1998, Contract balances on which no material payment had been received for a significant period of time (in no event greater than one year) were charged-off against the related dealer holdback and, if insufficient, the allowance for credit losses. Beginning January 1, 1998, Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) will be charged-off against the allowance for credit losses as the Company no longer reports a dealer holdback. Because any remaining outstanding Contracts in the applicable pool are available to recover acquisition payments paid upon the Company's purchase of Contracts included within such pool and because the acquisition payment generally approximated 50% of the principal amount for Automotive Contracts (averaging 55% for Automotive Contracts purchased in 1996 and 58% for Automotive Contracts purchased in 1997) and 58% to 68% of the principal amount for Medical Contracts (averaging 61% for Medical Contracts purchased in 1997), the risk of loss to the Company is mitigated. However, risk does exist that acquisition payments made to a Dealer or Provider may not be fully recouped from the collections related to that Dealer's or Provider's pool(s) since the default rate on any individual pool could be, and in cases has been, so extreme that collections are not sufficient to recover all acquisition payments paid by the Company for such Contracts.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer holdbacks for the periods indicated (dollars in thousands):


                                                                                 FOR THE YEAR
                              FOR THE SEVEN                                    ENDED DECEMBER 31,
                               MONTHS ENDED    -----------------------------------------------------------------------------------
                               DECEMBER 31,           1994                1995                 1996                  1997
                                   1993        ------------------  -------------------   -----------------    --------------------
                             ----------------                                 (dollars in thousands)
                               $       %/(1)/      $      %/(1)/       $        %/(1)/       $       %/(1)/       $         %/(1)/
                             ------  --------  --------- --------   ---------  --------   ---------  -------   ----------  --------
Gross installment
 contracts receivable
 charged-off...............  $  ---       ---     $ 20.6   100.0%    $11,147     100.0%    $74,573    100.0%    $184,788     100.0%
Charged against dealer
 holdbacks.................     ---       ---       16.5    80.1       8,918      80.0      59,658     80.0      145,999      79.0
Charged against unearned
 finance charges...........     ---       ---        4.1    19.9       1,761      15.8      11,290     15.1       27,221      14.7
Charged against allowance
 for credit losses.........     ---       ---        ---     ---         468       4.2       3,625      4.9       11,544       6.3
Charged against other......     ---       ---        ---     ---         ---       ---         ---      ---           25       0.0
Provision for credit losses     ---       ---/(2)/ 526.0     ---/(2)/  2,243       ---/(2)/  71,062    ---/(2)/   30,674    ---/(2)/


                                                                      DECEMBER 31,
                                                          --------------------------------------
                                                          1993   1994   1995   1996      1997
                                                          -----  -----  -----  -----  ----------
As a % of gross installment contracts receivable:
   Dealer holdbacks.....................................  80.1%  80.0%  80.0%  79.6%   0.0%/(3)/
   Allowance for credit losses..........................   0.3    1.3    1.2   16.8   54.4
As a % of installment contracts receivable:
   Allowance for credit losses..........................   0.4    1.5    1.4   19.7   61.5
   Net charge-offs against allowance for credit losses..   ---    ---     .3    1.0    7.3

------------------------------
  (1) As a percent of gross installment contracts receivable charged-off.
  (2) Not meaningful.
  (3) Due to the change in the nature of the Company's obligations to Dealers, the Company no longer reports a Dealer holdback. See Notes 2 and 5 of the Notes to Consolidated Financial Statements of the Company included herein.

LIQUIDITY AND CAPITAL RESOURCES

     The Plan was confirmed on October 10, 1997. The Company will rely upon collections on its existing Automotive Contracts for liquidity to meet Plan obligations. At projected levels of collections, the funds available for purposes other than meeting Plan obligations would be very limited. Additionally, although the Company believes the projected levels of collections on its Automotive Contracts are attainable, there can be no assurance that such projections will ultimately be realized, and any failure to realize the projected level of collections could have a material adverse effect on the Company. As a result of these and other factors discussed in their report, the independent auditor's report rendered on the Company's financial statements contains an explanatory paragraph regarding the ability of the Company to continue as a going concern. In addition to the payments made aggregating $11.9 million in the fourth quarter of 1997, the Plan generally requires the Company to make quarterly payments to various creditors aggregating $12.4 million, $11.7 million, and $10.3 million in the first, second, and third quarters of 1998, respectively, at which time the Company's former revolving credit lender will be paid in full. Thereafter, the Plan provides for quarterly payments to creditors of approximately $2.5 million through December 1999. See "--Chapter 11 Proceeding," "Item 3. Legal Proceedings--Chapter 11 Proceeding" and Notes 2 and 7 of the Notes to Consolidated Financial Statements of the Company included herein.

     The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) in order to assure the adequacy of its working capital after a scheduled payment. As collections in the fourth quarter of 1997 were lower than anticipated, which the Company believes is due to seasonality, the Company expects to defer approximately $1.1 million of the $2.6 million in payments to unsecured creditors originally scheduled for March 31, 1998. The possibility of such a deferral was anticipated by the Plan and will not cause the Company to be in default under any provision of the Plan, nor does it require Bankruptcy Court approval.

     While JMAC was not a party to the Company's Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had made the $7.1 million JMAC Loan to the Company prior to the filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of the JMAC Loan, prior to confirmation of the Plan. Under the Plan, the JMAC Loan (which is eliminated in consolidation for financial statement purposes) is to be repaid in installments with three initial quarterly installments of $750,000, including interest, commencing March 31, 1998, and the remaining balance payable in five equal installments, including interest, through December 1999. Additionally, after commencement of the Chapter 11 Proceeding, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Westcott provided approximately $12.3 million of financing to JMAC between January 30, 1997 and September 30, 1997 (including the $5.0 million in proceeds from Mr. Westcott's purchase of 50,000 shares of JMAC Preferred Stock). Furthermore, at the request of JMAC's revolving credit lender, Mr. Westcott purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the credit facility. The majority of the financing provided by Mr. Westcott to JMAC was in the form of demand notes secured by all of the assets of JMAC. See "Item 3. Legal Proceedings--Chapter 11 Proceeding--JMAC," "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 13. Certain Relationships and Related Transactions."

     On November 12, 1997, Mr. Westcott agreed to consolidate and extend the maturities of the notes evidencing his loans to JMAC. Accordingly, these loans are now evidenced by two notes. The first note is in the principal amount of $7.1 million, bears interest at the prime rate and is payable when, and to the extent, any proceeds are received by JMAC with respect to the JMAC Loan; provided that any unpaid principal and interest is due in November 1999. The second note is in the principal amount of $13.7 million, bears interest at the prime rate and is due in November 1999. Both notes continue to be secured by all of the assets of JMAC, and JMAC continues to owe Mr. Westcott approximately $1.5 million of accrued interest that is payable upon demand.

     As provided in the Plan, on November 12, 1997 Mr. Westcott exchanged the JMAC Preferred Stock for 3,855,555 shares of the Company's Common Stock.

     As the Plan has been confirmed, the Company intends to seek new sources of debt and equity financing to support the growth of JMAC's operations. There can be no assurance that such additional financing will be available on terms which are acceptable to the Company, if at all. The failure of the Company to receive additional financing would adversely affect its ability to grow JMAC's elective health care procedure financing business and JMAC's ability to attain profitability.

YEAR 2000

     The Company has conducted a review of its computer systems to identify components that could be affected by the "Year 2000 problem" and is developing an implementation plan to resolve this issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations. All of the Company's major operating systems accommodate four digit entry and processing of year data. However, these systems also permit two digit entry of such data, which could result in errors in the processing of such data. The Company believes the risk of such errors can be mitigated through enhancements of operating procedures without material cost to the Company. In addition, the Company uses various ancillary programs to extract and/or manipulate data from the operating systems for reporting and other purposes. A preliminary assessment indicates these programs will require some modifications to properly process data pertaining to dates after the year 2000. Management believes these modifications can be accomplished in conjunction with the routine ongoing maintenance of its computer systems without material cost to the Company. Accordingly, the Company presently believes that the Year 2000 problem would not pose significant operational problems for the Company's computer systems once they are modified. However, if such modifications are not timely completed, the Year 2000 problem could have an adverse impact on the operations of the Company.

SEASONALITY

     The Company's operations are affected by higher delinquency rates during certain holiday periods. Collections on Automotive Contracts tend to be higher during the period at the beginning of the calendar year when many persons are receiving state and federal tax refunds.

IMPACT OF INFLATION

     Increases in the inflation rate generally result in increased interest rates. Because a significant portion of the Company's outstanding indebtedness bears interest at variable interest rates, any increase in interest rates will increase the borrowing costs of the Company. In addition, since the health care procedures indirectly financed by JMAC's program are elective in nature, increases in interest rates may deter prospective patients from purchasing such procedures as a result of higher borrowing costs.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere herein, including the matters relating to the Plan and any beliefs with respect thereto and financial projections, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the recoverability of amounts paid for Contracts, the delinquency and default rates with respect to Contracts included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, JMAC's limited operating history, the impact of changes in regulation or litigation, the management of growth and other risks described herein. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Description                                                     Page No.
     -----------                                                     --------

REPORT OF INDEPENDENT AUDITORS......................................      21

FINANCIAL STATEMENTS:
     Consolidated Balance Sheets as of December 31, 1997 and 1996... 22 Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995...............................      23
     Consolidated Statements of Shareholders' Equity for the years
       ended December 31, 1997, 1996 and 1995.......................      24
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995.............................      25
     Notes to Consolidated Financial Statements.....................      26

     No financial statement schedules required by this Item are listed in response to Item 14 of this report on Form 10-K as the required information is included in the footnotes to the consolidated financial statements.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Jayhawk Acceptance Corporation

  We have audited the accompanying consolidated balance sheets of Jayhawk Acceptance Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jayhawk Acceptance Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in more detail in Note 2 to the consolidated financial statements, Jayhawk Acceptance Corporation incurred significant losses in 1996 and 1997, discontinued its purchases of Automotive Contracts, relies upon collections on its existing Automotive Contracts in order to meet its obligations under the Plan of Reorganization ("Plan"), projects funds available other than for meeting Plan obligations will be limited, and expects to defer a portion of the Plan payments originally scheduled for 1998 as allowed under the Plan. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP

Dallas, Texas
March 6, 1998

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS

                                                                                    DECEMBER 31,             DECEMBER 31,
                                                                                        1997                     1996
                                                                               --------------------     -------------------

Cash and cash equivalents......................................................            $  1,905                $    253
Restricted cash................................................................               1,426                   6,352
Medical contracts receivable, net..............................................              13,085                   2,108
Automotive contracts receivable, net...........................................              47,525                 296,890
Furniture, fixtures and equipment, net.........................................               5,384                  10,545
Income taxes receivable........................................................                  --                   1,122
Other assets...................................................................               1,361                   4,190
                                                                               --------------------     -------------------
Total assets...................................................................            $ 70,686                $321,460
                                                                               ====================     ===================




                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities.....................................            $  5,935                $  8,878
  Dealer payable...............................................................               8,436                      --
  Deferred dealer fees, net....................................................               1,027                   2,841
  Dealer holdbacks, net........................................................                  --                 157,968
  Unearned service contract fees...............................................                  39                   2,942
  Notes payable (including $20,840 to the principal shareholder at
    December 31, 1997).................................................. ......              51,072                 108,647
                                                                               --------------------     -------------------
Total liabilities..............................................................              66,509                 281,276

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares
   issued and outstanding......................................................                  --                      --
  Common stock, $.01 par value; 40,000,000 shares authorized;
   27,785,326 and 23,917,771 shares issued and outstanding at
   December 31, 1997 and 1996, respectively....................................                 278                     239
  Additional paid-in capital...................................................              93,722                  88,770
  Retained earnings (accumulated deficit)......................................             (89,823)                (48,825)
                                                                               --------------------     -------------------
Total shareholders' equity.....................................................               4,177                  40,184
                                                                               --------------------     -------------------
Total liabilities and shareholders' equity.....................................            $ 70,686                $321,460
                                                                               ====================     ===================


                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)






                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                         1997                   1996                   1995
                                                  ----------------      -----------------      -------------------
Revenues:
 Finance charges..................................        $ 22,798               $ 41,905                  $17,693
 Dealer fees......................................           8,692                  8,455                    4,095
 Service contracts................................           4,058                  3,206                       --
                                                  ----------------      -----------------      -------------------
                                                            35,548                 53,566                   21,788

Costs and expenses:
 Sales and marketing..............................           8,973                  9,198                    4,730
 Operating........................................          18,786                 16,654                    7,408
 Provision for credit losses......................          30,674                 71,062                    2,243
 Provision for service contract claims............           1,070                  1,310                       --
 Loss on impairment of fixed assets...............           4,346                     --                       --
 Interest.........................................           7,996                  6,268                    1,320
                                                  ----------------      -----------------      -------------------
                                                            71,845                104,492                   15,701
                                                  ----------------      -----------------      -------------------
Income (loss) before reorganization expense.......         (36,297)               (50,926)                   6,087
Reorganization expense............................           4,701                     --                       --
                                                  ----------------      -----------------      -------------------
Income (loss) before income taxes.................         (40,998)               (50,926)                   6,087
Income tax expense (benefit)......................              --                 (1,187)                   1,187
                                                  ----------------      -----------------      -------------------
Net income (loss).................................        $(40,998)              $(49,739)                 $ 4,900
                                                  ================      =================      ===================

Basic net income (loss) per share.................          $(1.68)                $(2.17)                    $.29
                                                  ================      =================      ===================

Diluted net income (loss) per share...............          $(1.68)                $(2.17)                    $.26
                                                  ================      =================      ===================



                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)




                                                PREFERRED                        ADDITIONAL        RETAINED
                                                  STOCK          COMMON           PAID-IN          EARNINGS
                                                SERIES A          STOCK           CAPITAL         (DEFICIT)           TOTAL
                                                --------         --------        ----------       ----------         ---------

Balance at January 1, 1995....................  $     1          $   143         $   15,851       $   (3,986)        $  12,009

 Issuance of 3,450,000 shares in connection
  with initial public offering................       --               35             31,541               --            31,576

 Conversion of 60,000 shares of Series A
  convertible preferred stock to 2,733,041
  shares of common stock......................       (1)              27                (26)              --                --

 Issuance of 23,000 shares of common stock
  upon exercise of stock options..............       --               --                 95               --                95

 Net income...................................       --               --                               4,900             4,900
                                                  -----         ---------        ----------      -----------         ---------

Balance at December 31, 1995..................       --               205            47,461              914            48,580

 Issuance of 3,350,000 shares of
  common stock................................       --                34            40,757               --            40,791

 Issuance of 81,725 shares of common
  stock upon exercise of stock options
  and employee stock plan purchases...........       --                --               552               --               552

 Net income (loss)............................                                                       (49,739)          (49,739)
                                                  -----         ---------        ----------      -----------         ---------

Balance at December 31, 1996..................       --               239            88,770          (48,825)           40,184

 Issuance of 3,855,555 shares of
  common stock................................       --                38             4,943               --             4,981

 Issuance of 12,000 shares of common stock
  upon exercise of stock options..............       --                 1                 9               --                10

 Net income (loss)............................       --                --                --          (40,998)          (40,998)
                                                 ------         ---------        ----------      -----------         ---------

Balance at December 31, 1997..................  $    --              $278           $93,722         $(89,823)         $  4,177
                                                =======         =========        ==========      ===========         =========



                 See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                          1997          1996           1995
                                                                     ------------  -------------  -----------
Cash flows from operating activities:
  Net income (loss)..................................................   $(40,998)     $ (49,739)     $  4,900
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization.................................      2,849          2,510           975
       Loss on impairment of fixed assets............................      4,346             --            --
       Provision for credit losses...................................     30,674         71,062         2,243
       Deferred income taxes.........................................         --          2,088        (2,088)
       Changes in operating assets and liabilities:
          Installment contracts receivable...........................      8,916        (13,768)       (6,544)
          Income taxes receivable....................................      1,122         (1,122)
          Other assets...............................................      1,311         (3,212)         (681)
          Accounts payable and accrued liabilities...................     (2,414)          (414)        5,437
          Deferred dealer fees, net..................................     (1,027)           789         1,851
                                                                     ------------  -------------  -----------
Net cash provided by operating activities............................      4,779          8,194         6,093

Cash flows from investing activities:
  Payments to dealers and providers..................................    (35,384)      (200,728)     (101,404)
  Collections of installment contracts receivable....................     81,949         89,466        37,400
  Capital expenditures...............................................     (2,034)        (8,051)       (4,650)
  Decrease (increase) in restricted cash.............................      4,926         (6,352)           --
                                                                     ------------  -------------  -----------
Net cash provided by (used in) investing activities..................     49,457       (125,665)      (68,654)

Cash flows from financing activities:
  Net borrowings (principal payments) under revolving credit
   facilities........................................................    (39,793)        33,767        24,886
  Proceeds from the issuance of notes payable to principal
   shareholder.......................................................     20,840             --            --
  Proceeds from the issuance of secured notes payable................         --         95,164            --
  Principal payments on secured notes payable........................    (33,635)       (57,657)           --
  Proceeds from issuance (payment) of other notes payable............     (4,987)         4,987            --
  Proceeds from sales of common stock, net...........................      4,991         41,343        31,671
                                                                     ------------  -------------  -----------
Net cash provided by (used in) financing activities..................    (52,584)       117,604        56,557
                                                                     ------------  -------------  -----------
Net increase (decrease) in cash and cash equivalents.................      1,652            133        (6,004)
Cash and cash equivalents at the beginning of the period.............        253            120         6,124
                                                                     ------------  -------------  -----------
Cash and cash equivalents at the end of period.......................  $   1,905      $     253     $     120
                                                                     ============  =============  ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest.............................................  $   5,186      $   6,015     $   1,043
                                                                     ===========   =============  ===========
  Cash paid for income taxes.........................................  $      --      $   1,950     $   2,347
                                                                     ============  =============  ===========

Noncash financing transactions:
  Conversion of preferred stock to common stock:
     Preferred stock.................................................  $      --      $      --     $      (1)
     Common stock....................................................         --             --            27
     Additional paid-in capital......................................         --             --           (26)
                                                                     ------------  -------------  -----------
                                                                       $      --      $      --     $      --
                                                                     ============  =============  ===========

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of the business -- The Company is a specialized financial services company that, from its inception in June 1993 through June 1997, was principally engaged in serving automotive dealers ("Dealers") by providing an indirect financing source to buyers of used vehicles with limited access to traditional sources of consumer credit. The Company purchased automobile installment sale contracts ("Automotive Contracts") from Dealers, secured by low-priced used vehicles that typically were purchased by consumers with substandard credit histories--commonly referred to as "D credits." Upon its purchase of Automotive Contracts from participating Dealers, the Company paid Dealers an acquisition payment averaging 55% of the amount financed for Automotive Contracts purchased in 1996 and 58% for Automotive Contracts purchased in 1997. Once purchased, an Automotive Contract became part of a pool of Automotive Contracts purchased from the Dealer. The Company was generally obligated to make a payment to the Dealer (equal to 20% of total collections for loans purchased before 1997 and 10% of principal collections for loans purchased in 1997) with respect to the Automotive Contracts included within the pool, but only after the Company recovered all acquisition payments paid by the Company for the Automotive Contracts included within the pool and certain other fees and expenses.

   In the fourth quarter of 1996, the Company reevaluated the overall profitability and credit quality of existing Dealers' pools and determined to terminate its relationship with a number of Dealers and to change the basis on which it was willing to purchase Automotive Contracts from others. During 1997 the Company eliminated its sales and marketing efforts to new Dealers and ultimately discontinued its purchases of new Automotive Contracts. The Company does not presently intend to resume the purchase of Automotive Contracts.

   The Company currently is principally engaged in offering an indirect financing source for elective health care procedures through Jayhawk Medical Acceptance Corporation ("JMAC"), its wholly owned subsidiary. JMAC's elective health care program involves the purchasing of retail installment sales contracts ("Medical Contracts", and, together with Automotive Contracts, "Contracts") originated by participating health care providers ("Providers") that finance elective health care procedures performed by the Providers.

   In order to participate in JMAC's elective health care program, a Provider enters into a provider agreement (a "Provider Agreement") with JMAC. Each participating Provider currently pays JMAC a nonrefundable enrollment fee (generally $1,500) at the time it executes a Provider Agreement and an annual fee (generally $1,500) to continue participation in the program. Although JMAC's elective health care program was originally based on the business model used by the Company in its automotive finance business, JMAC has made significant changes to such model and expects that it will continue to refine its elective health care business model.

   Upon its purchase of a Medical Contract, JMAC pays the Provider an amount that generally approximates 58% to 68% of the principal amount of the Medical
Contract (an "Acquisition Payment").   This percentage is higher than what the
Company paid Dealers, in part, because the obligors under Medical Contracts are generally "A," "B," and "C" credits as opposed to the "D credits" that typically participated in the Company's automotive finance program. Each Medical Contract becomes part of a common pool of Medical Contracts purchased from all Providers. JMAC retains 100% of the principal and interest collected on Medical Contracts included within a pool until JMAC has eliminated its credit risk related to that pool. JMAC generally is obligated to make a payment (a "Pool Distribution Payment") to Providers with respect to a pool, if and to the extent that, at the end of any calendar quarter, the cumulative total of all principal collections received by JMAC on all Medical Contracts in the pool exceeds the sum (the "Pool Balance") of (i) the cumulative total of all Acquisition Payments paid for all Medical Contracts in that pool, plus (ii) an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, plus (iii) the cumulative total of all prior Pool Distribution Payments made with respect to the pool.

   JMAC closes an existing pool on the last day of each calendar year and establishes a new pool for the subsequent calendar year. The Provider Agreement provides that if JMAC determines that principal collections with respect to any pool are likely to be less than the Pool Balance for such pool, JMAC may add all or a portion of the Pool Balance for that pool to the Pool Balance for any other pool, which effectively cross-collateralizes Medical Contracts within and among pools.

   JMAC's elective health care program incurred losses of approximately $5.2 million in 1997.

   Principles of consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jayhawk Services, Inc., Jayhawk Funding Trust I ("Funding Trust") and Jayhawk Medical Acceptance Corporation ("JMAC"). All significant intercompany balances and transactions have been eliminated upon consolidation.

   Finance charges -- Finance charges on Medical Contracts are recognized under the interest method of accounting until the underlying obligation is 60 days contractually past due. Finance charges on Automotive Contracts are recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the contract is repossessed, whichever occurs first. At such time, the Company suspends the accrual of revenue and provides an allowance for possible losses on uncollected finance charges previously reported in earnings.

   Loan origination fees -- Loan origination fees on Medical Contracts net of related direct incremental costs are deferred and amortized as an adjustment to yield over the estimated average life of the related contracts.

   Dealer fees -- The nonrefundable dealer enrollment fees and the related direct incremental costs were deferred and amortized on a straight-line basis over the anticipated period of recovery of the Acquisition Payments made by the Company to the Dealer. As a result of the change in the nature of the Company's relationship with Dealers described in Note 2, all such deferred amounts were written off during the fourth quarter 1997.

   Provider Enrollment Fees -- Provider enrollment fees are deferred and amortized on a straight-line basis over 12 months.

   Cash and cash equivalents -- Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

   Allowance for credit losses -- The level of unrecovered acquisition payments and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance. Credit loss experience, changes in the character, size and age of particular pools and the Company's overall installment contracts receivable portfolio and management's judgment are other factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs.

   Principal balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the allowance for credit losses and the related dealer holdback, as appropriate.

   Dealer holdbacks -- Dealer holdbacks represent the Dealers' portion of gross Automotive Contracts receivable, net of unrecovered acquisition payments. As a result of the change in the nature of the Company's relationship with Dealers described in Note 2, the Company does not report Dealer holdbacks at December 31, 1997.

   Service Contracts -- Amounts collected on vehicle service contracts are deferred and amortized on a straight-line basis over the terms of the contracts. The Company records a liability for the estimated reported and unreported claims to be paid on the contracts. Increases to this liability are reported as provision for service contracts. The estimate for claims on service contracts is continuously updated as new information becomes known and changes to such estimate are reported in current earnings.

   Concentration of credit risk -- Medical Contracts receivable are from consumers living throughout the United States, some of whom would not qualify for traditional financing. Automotive Contracts receivable are from consumers living throughout the United States who typically would not be expected to qualify for traditional financing.

   Furniture, fixtures, and equipment -- Furniture, fixtures, and equipment (including capitalized software) are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (primarily 3 to 7 years) of the related assets. The Company capitalizes all direct external costs and direct internal payroll costs associated with the development of software for internal use.

   Reorganization expense -- Reorganization expense consists primarily of professional fees incurred in connection with the Company's Chapter 11 Proceeding.

   Income taxes -- The Company accounts for income taxes using the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. If the Company determines that it is more likely than not that some portion of the deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance.

   Net income (loss) per share -- In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

   Use of estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   Accounting for stock-based compensation -- The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to the fair value of the shares at grant date. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

   Reclassifications -- Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

NOTE 2 - SIGNIFICANT EVENTS - BANKRUPTCY PROCEEDING

   In the fourth quarter of 1996, the Company reevaluated the overall profitability and credit quality of its existing pools of Automotive Contracts purchased from participating Dealers and determined to terminate its relationship with a number of its participating Dealers and to change the basis on which it was willing to purchase Automotive Contracts from others. As a result of these actions and because a continuing business relationship is an important factor in the Company's determination of the recoverability of acquisition payments made to Dealers for Automotive Contracts, on January 30, 1997 the Company announced a special charge of $15.5 million in the fourth quarter of 1996 to increase its allowance for credit losses.

   The fourth quarter special charge caused the Company to be in noncompliance with a financial covenant under its primary revolving credit facility. Additionally, the Company's planned additional financings in January 1997 failed to materialize. The Company commenced discussions with its revolving lender regarding the covenant violation and its cash needs in light of its failure to consummate the additional financings. On February 7, 1997, after the Company's revolving lender did not make requested additional advances under the Company's revolving credit facility and informed the Company that it intended to deliver to the Company a notice of default and a notice of acceleration under the credit facility, the Company (excluding subsidiaries) filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Petition") in the Northern District of Texas (the "Chapter 11 Proceeding").

   After filing the Chapter 11 Petition, the Company managed its business as a debtor-in-possession subject to the supervision and control of the Bankruptcy Court. As the Company's assets were pledged to secure its lenders, the Company was required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company received authorization to use a portion of its revolving lender's cash collateral, such authorization was limited to the payment of expenses and purchase of Automotive Contracts in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company implemented a number of cost saving measures. Among other things, the Company ultimately discontinued its purchases of Automotive Contracts and reduced its workforce by approximately 200 employees.

   On October 10, 1997, the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Company's Plan of Reorganization (the "Plan"). Since that date, the Company has operated in accordance with the Plan. Under the terms of the Plan, all current and future obligations to Dealers are fixed at either a settlement offer contained in the Plan or an amount to be adjudicated by the Bankruptcy Court. The Company is obligated under the Plan to make payments to settling Dealers aggregating approximately $5.6 million in quarterly installments payable over two years, commencing March 31, 1998. In addition, non-accrual Automotive Contracts with principal balances totaling approximately $69 million (which were previously charged off for financial statement purposes) were transferred to a trust benefiting the settling Dealers. An additional $30 million of non-accrual Automotive Contracts (which contracts have also been charged off for financial statement purposes) are to be transferred to the trust in 1998. Dealers to which the Company made settlement offers totaling approximately $2.7 million have rejected such settlements, and the value, if any, of related claims will be determined by the Bankruptcy Court.

   As a result, in the fourth quarter of 1997, the Company established a fixed liability for the estimated amount due to Dealers under the Plan and reevaluated its allowance for credit losses. A special charge of $12.5 million was recorded in the fourth quarter to recognize the estimated liability to Dealers and to increase the allowance for credit losses to an amount considered adequate by management to cover losses inherent in the porfolio of Automotive Contracts, as well as the costs of owning, managing, and collecting the portfolio. Due to this change in the nature of the Company's obligations to Dealers, the Company will no longer report Dealer Holdbacks net of Acquisition Payments

   The Plan also provides that obligations to unsecured trade creditors totaling approximately $3.3 million at October 11, 1997 are to be paid in full, plus interest, in four quarterly installments, which commenced in December 1997. The unpaid balance of such obligations ($2.3 million at December 31, 1997) is included in Accounts Payable and Accrued Liabilities in the accompanying Balance Sheet.

   As provided in the Plan, the Company also entered into a new agreement with its former revolving lender. The agreement grants the revolving lender a security interest in substantially all of the Company's assets but removes restrictions on the use of such collateral provided no default under the agreement exists. See Note 7.

   The Company does not presently intend to resume the purchase of Automotive Contracts and instead intends to focus on increasing JMAC's elective health care procedure financing business. While JMAC was not a party to the Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had loaned approximately $7.1 million to the Company (the "JMAC Loan") prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of the JMAC Loan. Under the Plan, the JMAC Loan (which is eliminated in consolidation for financial statement purposes) is to be repaid in three quarterly installments of $750,000, including interest, commencing March 31, 1998, with the then remaining balance payable in five equal installments, including interest, through December 1999.

   The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) in order to assure the adequacy of its working capital after a scheduled payment. As collections in the fourth quarter of 1997 were lower than anticipated, which the Company believes is due to seasonality, the Company expects to defer approximately $1.1 million of the $2.6 million in payments to unsecured creditors originally scheduled for March 31, 1998. The possibility of such a deferral was anticipated by the Plan and will not cause the Company to be in default under any provision of the Plan, nor does it require Bankruptcy Court approval.

   The Company will rely upon collections on its existing Automotive Contracts for liquidity to meet Plan obligations. At projected levels of collections, the funds available for purposes other than meeting Plan obligations would be very limited. The Company's ability to grow JMAC's elective health care procedure financing business is dependent upon obtaining additional financing. Additionally, although the Company believes the projected levels of collections on its Automotive Contracts are attainable, there can be no assurance that such projections will ultimately be realized, and any failure to realize the projected level of collections could have a material adverse effect on the Company.


NOTE 3 - MEDICAL CONTRACTS RECEIVABLE

   Medical Contracts generally have initial terms ranging from 6 to 24 months and are substantially unsecured. The average initial term of a Medical Contract was approximately 21 months in 1997. The dollar amount of loans in non-accrual status as a percentage of gross installment contracts receivable was approximately 26.6% as of December 31, 1997.

   Medical Contracts receivable consist of the following (in thousands):

                                                                           December 31,
                                                         ---------------------------------------------
                                                                  1997                      1996
                                                         --------------------      -------------------
Gross installment contracts receivable...................             $21,375                  $ 3,468
Unearned finance charge revenue..........................              (1,863)                    (244)
Deferred loan origination fees...........................                (945)                      --
                                                         --------------------      -------------------
Medical Contracts receivable.............................              18,567                    3,224
Allowance for credit losses..............................              (5,482)                  (1,116)
                                                         --------------------      -------------------
Medical Contracts receivable, net                                     $13,085                  $ 2,108
                                                         ====================      ===================

   A summary of the changes in the allowance for credit losses for Medical Contracts receivable is as follows (in thousands):

                                                                 December 31,
                                                  -----------------------------------------
                                                          1997                   1996
                                                  ------------------     ------------------
Balance - beginning of year......................            $ 1,116                 $   --
Provision for credit losses......................                617                      9
Acquisition discounts allocated to allowance
 for credit losses...............................              5,821                  1,107
Charge-offs against allowance for credit losses..             (2,072)                    --
                                                  ------------------     ------------------
Balance - end of year............................            $ 5,482                 $1,116
                                                  ==================     ==================



NOTE 4 - AUTOMOTIVE CONTRACTS RECEIVABLE

   Automotive Contracts generally have initial terms ranging from 6 to 36 months and are collateralized by the related vehicles. The average initial term of an Automotive Installment Contract was approximately 26 months in 1997 and 28 months in 1996. The dollar amount of loans in non-accrual status as a percentage of gross installment contracts receivable was approximately 69.6% and 31.4% as of December 31, 1997 and 1996, respectively.

   Automotive Contracts receivable consist of the following (in thousands):

                                                                           December 31,
                                                         ---------------------------------------------
                                                                  1997                      1996
                                                         --------------------      -------------------
Gross installment contracts receivable...................            $156,473                 $435,530
Unearned finance charge revenue..........................             (17,600)                 (65,014)
                                                         --------------------      -------------------
Automotive Contracts receivable..........................             138,873                  370,516
Allowance for credit losses..............................             (91,348)                 (73,626)
                                                         --------------------      -------------------
Automotive Contracts receivable, net                                 $ 47,525                 $296,890
                                                         ====================      ===================

   A summary of the changes in the allowance for credit losses for Automotive Contracts receivable is as follows (in thousands):

                                                                          December 31,
                                                          ------------------------------------------
                                                                   1997                   1996
                                                          -------------------     ------------------
Balance - beginning of year...............................            $73,626                $ 2,308
Provision for credit losses...............................             30,057                 71,053
Acquisition discounts allocated to allowance
 for credit losses........................................                592                  3,890
Charge-offs against allowance for credit losses...........             (9,472)                (3,625)
Dealer holdbacks, net allocated to allowance
 for credit losses........................................              5,970                     --
Establishment of dealer payable resulting from
 bankruptcy settlement....................................             (8,436)                    --
Other.....................................................               (989)                    --
                                                          -------------------    -------------------
Balance - end of year.....................................            $91,348                $73,626
                                                          ===================     ==================

NOTE 5 - DEALER HOLDBACKS

   Dealer holdbacks consist of the following (in thousands):

                                                                         December 31,
                                                         ------------------------------------------
                                                                 1997                   1996
                                                         -------------------     ------------------

     Dealer holdbacks.................................             $ 126,022              $ 348,348
     Unrecovered acquisition payments.................              (120,052)              (190,380)
                                                         -------------------     ------------------
                                                                       5,970                157,968
     Dealer holdbacks, net allocated to allowance
       for credit losses..............................                (5,970)                    --
                                                         -------------------     ------------------
     Dealer holdbacks, net............................     $              --              $ 157,968
                                                         ===================     ==================


Note 6 - FURNITURE, FIXTURES, AND EQUIPMENT

   Furniture, fixtures, and equipment consist of the following (in thousands):

                                                                           December 31,
                                                           -----------------------------------------
                                                                    1997                   1996
                                                           -------------------     -----------------
     Data processing equipment and software.............               $ 7,561               $10,047
     Office furniture and equipment.....................                 3,264                 3,525
     Leasehold improvements.............................                   718                   738
                                                           -------------------     -----------------
                                                                        11,543                14,310
     Accumulated depreciation and amortization..........                (6,159)               (3,765)
                                                                       $ 5,384               $10,545
                                                           ===================     =================


NOTE 7 - NOTES PAYABLE

   Notes payable consist of the following (in thousands):

                                                                              December 31,
                                                           -----------------------------------------
                                                                   1997                   1996
                                                           -------------------    ------------------
     Revolving credit facilities........................               $26,360              $ 66,153
     Secured notes payable..............................                 3,872                37,507
     Notes payable to principle shareholder.............                20,840                    --
     Other note payable.................................                    --                 4,987
                                                           -------------------    ------------------
                                                                       $51,072              $108,647
                                                           ===================    ==================

       In April 1995, the Company entered into a two-year revolving credit facility ("Revolver") with Fleet Capital Corporation (formerly Shawmut Capital Corporation) pursuant to which the Company could borrow up to $25 million, based on defined levels of qualified Automotive Contracts receivable. The Revolver was subsequently amended to permit borrowings of up to $65 million and extend the expiration date of the facility to June 30, 1998. Borrowings bore interest at the rate of interest announced from time to time by Fleet National Bank of Connecticut at its base rate for commercial loans ("Base Rate") plus 1.0% through April 1996, at which time the rate was renegotiated to the Base Rate. This facility was secured by all of the Company's assets except those assets contributed to Jayhawk Funding Trust and the Company's investment in the common stock of Jayhawk Medical Acceptance Corporation. Among other things, the amended credit facility prohibited the payment of cash dividends, restricted the incurrence of indebtedness, and required the maintenance of specified financial ratios and adjusted tangible net worth.

     In connection with the Chapter 11 Proceeding, the Revolver was renegotiated into a term loan bearing interest at the Base Rate (8.5% at December 31, 1997). Principal payments of $3.0 million through June 1998 and $3.5 million for July and August 1998, plus interest, are payable monthly. The loan matures September 30, 1998, at which time the then remaining balance of approximately $1,360,000 is due. The loan is secured by all of the Company's assets and restricts the Company's activities to those authorized by the Plan.

     In October 1996, JMAC entered into a one year revolving credit facility to fund its elective health care procedure finance business ("Medical Revolver"). The Medical Revolver permitted borrowings of up to $15 million and bore interest at LIBOR plus 1.5% (8.0 % at December 31, 1996). Outstanding borrowings on this Medical Revolver were $10,314,000 at December 31, 1996. After the Company's filing of the Chapter 11 Petition in February 1997, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. At the request of JMAC's revolving credit lender, on February 28, 1997, the Company's principal shareholder purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the credit facility. Additionally, to fund JMAC's operations between January 30, 1997 and September 30, 1997, the Company's principal shareholder made loans to JMAC in the aggregate principal amount of $7.3 million. Notes payable to the principal shareholder at December 31, 1997 totaled $20.8 million. The notes bear interest at the prime rate announced from time to time by NationsBank Texas, N.A. (8.5% at December 31, 1997) and are payable, to the extent of $7.1 million, in quarterly principal installments (plus interest) aggregating approximately $2.4 million in 1998 and $4.7 million in 1999, and to the extent of $13.7 million (plus interest) on November 12, 1999.

     During 1996, the Company completed two asset securitizations of its portfolio of Automotive Contracts. Pursuant to these transactions, the Company contributed Automotive Contracts having an aggregate principal balance of approximately $137.7 million and approximately $5 million in cash to Funding Trust, and Funding Trust sold approximately $89.7 million principal amount of notes in private placements to institutional investors. The notes bore interest at fixed rates from 5.925% to 11.57% per annum, required principal payments contingent on the collection experience of the underlying contracts, and had stated maturities through March 15, 2000. The aggregate unpaid note balance at December 31, 1997 of $3,872,000 will be paid in full by March 1998. Cash balances of $1,426,000 at December 31, 1997 ($6,352,000 at December 31, 1996),
were restricted under the terms of the indentures.

   In December 1996, the Company entered into a loan agreement with Prudential Securities Credit Corporation which provided for borrowings ($4,987,000 at December 31, 1996) based upon a specified percentage of the outstanding principal balances of contracts securing certain notes payable resulting from the asset securitization transactions. The loan bore interest at LIBOR plus 2.50% (8.0% at December 31, 1996) and were secured by 100% of the Company's interest in Funding Trust. The loan was paid in full during 1997.


NOTE 8 - SHAREHOLDERS' EQUITY

   In February and March 1994, the Company sold 60,000 shares of Series A convertible preferred stock for $100 per share ("Preferred Stock"). The Company exchanged $2,900,000 of notes payable to the principal shareholder and received $3,075,000 in cash. The Preferred Stock shareholders participated equally with common stock shareholders on a noncumulative basis in the dividends and distributions. The Preferred Stock had no voting rights. The holders of the Preferred Stock had the right at any time to convert such stock into common shares at the initial conversion price of $2.36 per common share (subject to adjustments for dilution). The Preferred Stock was converted at the close of the initial public offering of common stock at the initial conversion price of $2.36 per common share.

   From August through December 1994, the Company issued 2,225,005 shares of Common Stock for cash of $8,747,000 and the exchange of $1,153,000 of notes payable and accrued interest due to the principal shareholder.

   In August 1995, the Company issued 3,450,000 shares of Common Stock, in connection with its initial public offering, for $31,576,000. In April 1996, the Company issued 3,500,000 shares of common stock in connection with a public offering, for $40,791,000.

   From April 14 through June 11, 1997, the principal shareholder purchased from JMAC 50,000 shares of JMAC preferred stock in exchange for $2.0 million of the indebtedness to the principal shareholder and $3.0 million of cash. Each outstanding share of JMAC preferred stock had a liquidation value equal to the sum of $100 plus $1.50 for each calendar month or portion thereof that then had elapsed from and including April 1997 (the sum of such amounts being referred to as the "Liquidation Value"). The Plan provides for the exchange of the JMAC preferred stock for the number of shares of the Company's common stock equal to the amount derived by dividing (i) the Liquidation Value by (ii) an amount equal to 75% of the average of the last reported daily sale price of the common stock beginning with the twentieth trading day preceding the date the Plan was confirmed and continuing for a period ending on the twentieth trading day following the date the Plan was confirmed. On November 12, 1997, the Company issued 3,855,555 shares of common stock in exchange for the JMAC preferred stock.

   The Company sponsors a stock option plan for selected employees of the Company ("Employee Plan"). The term of each option issued under the Employee Plan is 7 years and options generally vest over a period of two to five years. A total of 1,500,000 shares of Common Stock are reserved for issuance under the Employee Plan, 400,705 of which are available for grant.

   The changes in stock options outstanding issued under the Employee Plan for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                               NUMBER OF        EXERCISE
                                                                SHARES           PRICE
                                                             -------------   ------------
Options outstanding at January 1, 1995....................      350,000          $ 3.98
 Options granted..........................................      473,500           10.28
 Options exercised........................................      (23,000)           4.34
 Options canceled.........................................      (68,500)           8.74
                                                             -------------   ------------
Options outstanding at December 31, 1995..................      732,000            7.66
 Options granted..........................................      644,500           12.74
 Options exercised........................................      (69,425)           6.14
 Options canceled.........................................     (102,125)          11.14
                                                             -------------   ------------
Options outstanding at December 31, 1996..................    1,204,950           10.17
 Options granted..........................................      895,000            1.61
 Options exercised........................................       (2,000)           4.73
 Options canceled.........................................   (1,092,450)          10.78
                                                             -------------   ------------
Options outstanding at December 31, 1997..................    1,005,500            1.90

Options exercisable at December 31, 1997..................      200,000          $ 2.82

   The Company also sponsors a stock option plan for selected individuals not employed by the Company ("Non-Employee Plan"). The Non-Employee Plan provides for the grant of options to directors of the Company and other persons rendering critical services to the Company who are not full-time employees of the Company. The term of each option issued under the Non-Employee Plan is 10 years and options vest over a three-year period. A total of 450,000 shares of Common Stock are reserved for issuance under the Non-Employee Plan, 300,000 of which are available for grant.

   The changes in the stock options issued under the Non-Employee Plan outstanding for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                                NUMBER OF                EXERCISE
                                                                  SHARES                  PRICE
                                                          -------------------     --------------------
Options outstanding at January 1, 1995....................       40,000                   $ 0.01
 Options granted..........................................       60,000                     7.18
                                                          -------------------     --------------------
Options outstanding at December 31, 1995..................      100,000                     4.31
 Options granted..........................................       60,000                    12.81
                                                          -------------------     --------------------
Options outstanding at December 31, 1996..................      160,000                     7.50
 Options granted..........................................       30,000                     1.46
 Options exercised........................................      (10,000)                     .01
 Options canceled.........................................      (40,000)                    6.77
                                                          -------------------     --------------------
Options outstanding at December 31, 1997..................      140,000                     6.95

Options exercisable at December 31, 1997..................      110,000                   $ 8.45

   The number, weighted average exercise price and weighted average remaining contractual life of options outstanding at December 31, 1997, within specified ranges of exercise prices, are as follows:

                                    OPTIONS                WEIGHTED AVERAGE           WEIGHTED AVERAGE
    EXERCISE PRICE                OUTSTANDING               EXERCISE PRICE             REMAINING LIFE
-----------------------     ----------------------    ------------------------    -----------------------

$  0.01 - 4.00                      955,500                      $ 1.58                       6.79
   4.01 - 8.00                      130,000                        4.46                       4.46
   8.01 +                            60,000                       13.25                       7.53

   The Company adopted its Employee Stock Purchase Plan (the "Stock Purchase Plan") in April 1995, and it became effective on January 1, 1996. A total of 150,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan, 12,300 of which have been offered or sold at December 31, 1997. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The term of the Stock Purchase Plan is ten years commencing on its effective date. All full-time employees, except directors, five percent shareholders and key executives, are eligible to participate in the Stock Purchase Plan if they have been continuously employed by the Company for 180 days. These employees may contribute up to 10% of their salary, up to an annual maximum of $25,000.

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

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement and is not materially different from reported amounts.

   The effects of applying Statement 123 for providing pro forma disclosures are not likely to be representative of the effects of that statement for future years. The 1996 disclosure reflects expense for two years' vesting and the 1997 disclosure reflects expense for three years' vesting.

NOTE 9 - IMPAIRMENT OF FIXED ASSETS

   As a result of the Chapter 11 Proceeding and the absence of available financing, the Company discontinued its purchases of Automotive Contracts from automobile dealers and eliminated its marketing efforts to such dealers. Related furniture, fixtures and equipment, consisting primarily of development costs of computer software used in the solicitation of dealers and origination of Automotive Contracts, are believed to have negligible fair market value. Accordingly, the carrying values of such assets were reduced, and the related loss of $4,346,000 was included in the results of operations in 1997.


NOTE 10 - RELATED PARTY TRANSACTIONS

   The Company regularly accepted Automotive Contracts originated by a Dealer formerly owned by the principal shareholder. Automotive Contracts accepted from and acquisition payments made to the affiliated Dealer were approximately $6,453,000 and $2,654,000, respectively, in 1995. In addition, the Company made pool distribution payments to this dealer of $656,000 in 1995. In 1996 the principal shareholder sold his ownership in this Dealer to an unrelated third party. The Company continued its relationship with this Dealer until the discontinuance of Automotive Contract purchases.

   Service contracts are administered by an entity affiliated to the Company through common ownership by the principal stockholder. The Company paid approximately $1,537,000 during 1997 and $614,000 during 1996 to this affiliate for reimbursement of service contract claims and administrative services.

   In 1996, the Company entered into an agreement with an entity wholly owned by the principal shareholder to develop and produce advertisements and execute media buys for the Company. The Company paid approximately $2,603,000 and $242,000 for these services in 1997 and 1996, respectively.

See Notes 7 and 8 for information concerning debt and equity transactions involving the principal shareholder.

NOTE 11 - INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                  ------------------------------------------
                                                                           1997                    1996
                                                                  --------------------     -----------------
Deferred tax liabilities:
Furniture, fixtures and equipment.................................            $   (213)             $ (1,074)
Prepaid expenses and other........................................                (135)                 (572)
                                                                  --------------------     -----------------
                                                                                  (348)               (1,646)
                                                                  --------------------     -----------------
Deferred tax assets:
Revenue recognition on installment contracts receivable...........               5,867                11,189
Net operating loss carryforward...................................              25,380                 4,801
Unearned service contract fees and service contract
   liabilities....................................................                  25                 1,203
Deferred dealer and provider fees, net............................                 335                 1,316
Other.............................................................                  35                   167
                                                                  --------------------     -----------------
                                                                                31,642                18,676
                                                                  --------------------     -----------------
Net deferred tax asset before valuation allowance.................              31,294                17,030
Valuation allowance on deferred tax assets........................             (31,294)              (17,030)
                                                                  --------------------     -----------------
Net deferred tax assets...........................................  $               --       $            --
                                                                  ====================     =================

   The differences, expressed as a percentage of pretax income (loss), between statutory and effective federal income tax rates are as follows:

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                           -----------------------------------------------------------
                                                   1997                1996                  1995
                                           -----------------     --------------      -----------------
Statutory tax rate.........................      (35.0)%            (35.0)%                  35.0%
Change in valuation allowance..............       35.0               33.4                   (20.0)
Other......................................         --               (0.7)                    4.5
                                           -----------------     --------------      -----------------
Effective tax rate.........................         --               (2.3)%                  19.5%
                                           =================     ==============      =================


   Significant components of the provision for income taxes are as follows:

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                           -----------------------------------------------------------
                                                   1997                1996                  1995
                                           ------------------    --------------      -----------------
Current:                                     $      --              $(3,275)               $ 3,275
Deferred:                                           --                2,088                 (2,088)
                                           ------------------    --------------      -----------------
                                             $      --              $(1,187)               $ 1,187
                                           ==================    ==============      =================

NOTE 12 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                       1997                      1996                    1995
                                              --------------------      --------------------      -----------------
Numerator:
 Net income (loss)............................     $  (40,998,000)          $  (49,739,000)           $ 4,900,000
                                              ====================      ====================      =================


Denominator:
  Denominator for basic earnings per share
   share - weighted average shares............         24,456,373               22,931,389             16,809,725

  Effect of dilutive securities:
   Convertible preferred stock................                 --                       --              1,610,919
   Stock options..............................                 --                       --                311,716
                                              --------------------      --------------------      -----------------
  Dilutive potential common shares............                 --                       --              1,922,635
                                              --------------------      --------------------      -----------------
  Denominator for diluted earnings per
   share - adjusted weighted average shares
   and assumed conversions....................         24,456,373               22,931,389             18,732,360
                                              ====================      ====================      =================

Basic net income (loss) per share.............       $      (1.68)            $      (2.17)           $       .29
                                              ====================      ====================      =================

Diluted net income (loss) per share...........       $      (1.68)            $      (2.17)           $       .26
                                              ====================      ====================      =================

Options outstanding during 1997 and 1996 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive. For additional information regarding outstanding stock options and the convertible preferred stock, see Note 8.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Commitments -- The Company leases office space for its corporate office under an operating lease expiring June 30, 1999. The Company also leases office equipment under operating leases with initial terms of more than one year.

   The Company incurred lease expense of approximately $601,000 in 1997, $998,000 in 1996, and $480,000 in 1995 associated with operating leases for its corporate office. Future minimum lease payments under operating leases are approximately $499,000 in 1998, $219,000 in 1999, $14,000 in 2000, and $2,000 in
2001.

Self-Insurance -- The Company is self-insured for medical and dental claims up to $35,000 per occurrence, with no annual aggregate. The Company has provided a liability for estimated known and unknown claims related to these risks of $81,000 and $102,000 at December 31, 1997 and 1996, respectively, which amounts are included in accrued liabilities in the accompanying balance sheet.

Other -- In the normal course of its business, the Company is named as defendant in legal proceedings. These cases include claims for alleged truth-in-lending violations, nondisclosures, misrepresentations and deceptive trade practices, among other things. The relief requested by plaintiffs varies, but often includes requests for compensatory, statutory and punitive damages. Additionally, certain bankruptcy claims are subject to adjudication by the Bankruptcy Court as discussed in Note 2. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company.


NOTE 14 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents, installment contracts receivable, net, and dealer holdbacks, net, approximate fair value because of the actual or expected short maturity of these instruments. The carrying amount of notes payable approximates fair value because the interest rates generally change with market interest rates.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1997 fiscal year, is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1997 fiscal year, is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1997 fiscal year, is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1997 fiscal year, is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------


(a)  Financial Statements and Financial Statement Schedules:

The following documents are filed as part of this report:

REPORT OF INDEPENDENT AUDITORS

FINANCIAL STATEMENTS:
     Balance Sheets as of December 31, 1997 and 1996
     Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995
     Statements of Shareholders' Equity for the years ended
       December 31, 1997, 1996 and 1995
     Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995
     Notes to Financial Statements

(b)  Reports on Form 8-K:

On October 23, 1997, the Company filed a Current Report on Form 8-K, which reported that the Bankruptcy Court had confirmed the Plan. No other reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)  Exhibits:

Exhibit Number                              Description
--------------                              -----------
   2.1 Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtor and the Creditors' Committee (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

   2.2 First Modification to Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtor and the Creditors' Committee, dated September 29, 1997 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

   2.3 Second Modification to Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtor and the Creditors' Committee, dated October 7, 1997 (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

   2.4 Disclosure Statements pursuant to Section 1125 of the Bankruptcy Code with respect to the Joint Plan of Reorganization, dated August 19, 1997 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

   3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

    3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

    4.1 Form of certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 33-92646 filed with the SEC on July 12, 1995)

    4.2 Indenture dated August 7, 1996 between Jayhawk Funding Trust I as Issuer, and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

    4.3 Series 1996B Supplement dated August 7, 1996 between Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)]

    4.4 Articles of Amendment to the Articles of Incorporation of Jayhawk Medical Acceptance Corporation filed April 14, 1997 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

    4.5 Statement of Resolution Establishing Series of Preferred Stock of Jayhawk Medical Acceptance Corporation filed April 14, 1997 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.1 Amended and Restated 1994 Stock Option and Restricted Stock Plan (incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

   10.2 Amended and Restated Non-Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement No. 33-92646 on Form S-1, filed with the SEC on July 12, 1995)

   10.3         Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10.4 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

   10.4 Stock Purchase Agreement dated February 18, 1994 between the Company and each of Carl H. Westcott, C. Gregory Earls, as Trustee under the Earls' Children Irrevocable Educational Trust Agreement, and John C. Tolleson (incorporated by reference to
                Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

   10.5         Shareholders Agreement dated February 18, 1994 between Carl H.
                Westcott, C. Gregory Earls, as Trustee under the Earls' Children Irrevocable Educational Trust Agreement, and John C. Tolleson (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

   10.6         Form of Dealer Agreement (incorporated by reference to Exhibit
                10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.7 Contribution and Servicing Agreement dated August 7, 1996 between the Registrant, individually and as Servicer, Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee and Backup Servicer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

   10.8         Letter Agreement dated August 15, 1996 between the Company and
                C. Fred Jackson (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

   10.9 Letter Agreement dated September 5, 1996 between the Company and Jack T. Smith (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.10 Letter Agreement dated September 27, 1996 between the Company and John D. Curtis (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.11 Promissory Note dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

   10.12 Guaranty dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender, and Carl H. Westcott, as guarantor (incorporated by reference to Exhibit
                10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

   10.13 Letter Agreement dated December 2, 1996 between the Company and David C. Carrithers regarding compensation arrangements (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.14 Security Agreement dated January 13, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.15 Promissory Note dated February 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.16 Promissory Note dated February 18, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.17 Promissory Note dated February 26, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.18 Promissory Note dated March 4, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.19 Security Agreement dated March 6, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.20 Promissory Note dated March 10, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.21 Promissory Note dated March 31, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.22 Promissory Note dated April 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.23 Amendment No. 1 to the Company's 1994 Amended and Restated Stock Option Plan effective as of March 6, 1996 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.24 Subsequent Transfer Agreement dated August 11, 1996 between the Company, individually and as Servicer, Jayhawk Funding Trust I, as issuer, Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota, National Association, as Backup Servicer (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.25 Preferred Stock Purchase Agreement dated April 11, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.26 Settlement Agreement dated April 17, 1997 by and among the Company, Fleet Capital Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.27        Form of Health Care Provider Agreement (filed herewith)

   10.28 Promissory Note dated November 12, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

   10.29 Promissory Note dated November 12, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

   10.30 Loan and Security Agreement dated October 21, 1997 between Jayhawk Acceptance Corporation, as borrower, and Fleet Corporation as lender (filed herewith)

   10.31 Amendment to the Amended Restated Non-employee Stock Option Plan of Jayhawk Acceptance Corporation (filed herewith)

   10.32 Amendment to the Amended Restated 1994 Stock Option and Restricted Stock Plan (filed herewith)

   10.33 Lease Agreement dated April 23, 1997 between Jayhawk Acceptance Corporation, as tenant, and Equitable-Crow Tower 2001, Ltd., as landlord (filed herewith)

   21           Subsidiaries of the Company (filed herewith)

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


                              JAYHAWK ACCEPTANCE CORPORATION
                                         (Registrant)


Date:  March ___, 1998        By:   /s/   CARL H. WESTCOTT
                                    --------------------------------------------
                                    Carl H. Westcott
                                    Chairman of the Board, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)


Date:  March ___, 1998        By:   /s/   JACK T. SMITH
                                    --------------------------------------------
                                    Jack T. Smith
                                    President, Chief Operating Officer
                                    and Director
                                    (Chief Financial Officer)


Date:  March ___, 1998        By:   /s/   PHILIP E. FALCOSKY
                                    --------------------------------------------
                                    Philip E. Falcosky
                                    Controller and Chief Accounting Officer
                                    (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date:  March ___, 1998        By:   /s/ JOE J. POLLARD
                                    --------------------------------------------
                                    Joe J. Pollard
                                    President--Automotive Division and Director


Date:  March ___, 1998        By:   /s/ PAUL M. BASS
                                    --------------------------------------------
                                    Paul M. Bass
                                    Director


Date:  March ___, 1998        By:   /s/ JOHN D. CURTIS
                                    --------------------------------------------
                                    John D. Curtis
                                    Director


Date:  March ___, 1998        By:   /s/ C. GREGORY EARLS
                                    --------------------------------------------
                                    C. Gregory Earls
                                    Director

Date:  March ___, 1998        By:   /s/ ARTHUR W. HOLLINGSWORTH
                                    --------------------------------------------
                                    Arthur W. Hollingsworth
                                    Director


Date:  March ___, 1998        By:   /s/ KERN WILDENTHAL, M.D., Ph.D
                                    --------------------------------------------
                                    Kern Wildenthal, M.D., Ph.D
                                    Director

EXHIBIT INDEX
-------------

Exhibit Number                         Description
--------------                         -----------

    2.1 Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtor and the Creditors' Committee (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

    2.2 First Modification to Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtor and the Creditors' Committee, dated September 29, 1997 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

    2.3 Second Modification to Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Debtor and the Creditors' Committee, dated October 7, 1997 (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

    2.4 Disclosure Statements pursuant to Section 1125 of the Bankruptcy Code with respect to the Joint Plan of Reorganization, dated August 19, 1997 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

    3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

    3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, originally filed with the SEC on October 23, 1997)

    4.1 Form of certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 33-92646 filed with the SEC on July 12, 1995)

    4.2          Indenture dated August 7, 1996 between Jayhawk Funding Trust I as Issuer, and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

    4.3          Series 1996B Supplement dated August 7, 1996 between Jayhawk
                Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

    4.4 Articles of Amendment to the Articles of Incorporation of Jayhawk Medical Acceptance Corporation filed April 14, 1997 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

    4.5 Statement of Resolution Establishing Series of Preferred Stock of Jayhawk Medical Acceptance Corporation filed April 14, 1997 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.1 Amended and Restated 1994 Stock Option and Restricted Stock Plan (incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

   10.2 Amended and Restated Non-Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement No. 33-92646 on Form S-1, filed with the SEC on July 12, 1995)

   10.3         Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10.4 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

   10.4 Stock Purchase Agreement dated February 18, 1994 between the Company and each of Carl H. Westcott, C. Gregory Earls, as Trustee under the Earls' Children Irrevocable Educational Trust Agreement, and John C. Tolleson (incorporated by reference to
                Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

   10.5         Shareholders Agreement dated February 18, 1994 between Carl H.
                Westcott, C. Gregory Earls, as Trustee under the Earls' Children Irrevocable Educational Trust Agreement, and John C. Tolleson (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 33-92646, originally filed with the SEC on May 24, 1995)

   10.6         Form of Dealer Agreement (incorporated by reference to Exhibit
                10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.7 Contribution and Servicing Agreement dated August 7, 1996 between the Registrant, individually and as Servicer, Jayhawk Funding Trust I, as Issuer, and Norwest Bank Minnesota, N.A., as Trustee and Backup Servicer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996)

   10.8         Letter Agreement dated August 15, 1996 between the Company and
                C. Fred Jackson (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

   10.9 Letter Agreement dated September 5, 1996 between the Company and Jack T. Smith (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.10 Letter Agreement dated September 27, 1996 between the Company and John D. Curtis (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.11 Promissory Note dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

   10.12 Guaranty dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender, and Carl H. Westcott, as guarantor (incorporated by reference to Exhibit
                10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

   10.13 Letter Agreement dated December 2, 1996 between the Company and David C. Carrithers regarding compensation arrangements (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.14 Security Agreement dated January 13, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.15 Promissory Note dated February 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.16 Promissory Note dated February 18, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.17 Promissory Note dated February 26, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.18 Promissory Note dated March 4, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.19 Security Agreement dated March 6, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.20 Promissory Note dated March 10, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.21 Promissory Note dated March 31, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.22 Promissory Note dated April 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.23 Amendment No. 1 to the Company's 1994 Amended and Restated Stock Option Plan effective as of March 6, 1996 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.24 Subsequent Transfer Agreement dated August 11, 1996 between the Company, individually and as Servicer, Jayhawk Funding Trust I, as issuer, Norwest Bank Texas, N.A., as Trustee, and Norwest Bank Minnesota, National Association, as Backup Servicer (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.25 Preferred Stock Purchase Agreement dated April 11, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.26 Settlement Agreement dated April 17, 1997 by and among the Company, Fleet Capital Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

   10.27        Form of Health Care Provider Agreement (filed herewith)

   10.28 Promissory Note dated November 12, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

   10.29 Promissory Note dated November 12, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

   10.30 Loan and Security Agreement dated October 21, 1997 between Jayhawk Acceptance Corporation, as borrower, and Fleet Corporation as lender (filed herewith)

   10.31 Amendment to the Amended Restated Non-employee Stock Option Plan of Jayhawk Acceptance Corporation (filed herewith)

   10.32 Amendment to the Amended Restated 1994 Stock Option and Restricted Stock Plan (filed herewith)

   10.33 Lease Agreement dated April 23, 1997 between Jayhawk Acceptance Corporation, as tenant, and Equitable-Crow Tower 2001, Ltd., as landlord (filed herewith)

   21           Subsidiaries of the Company (filed herewith)

   23.1         Consent of Ernst & Young LLP (filed herewith)

   27           Financial Data Schedule (filed herewith)