Form 10-Q
period 1998-03-31
JAYHAWK ACCEPTANCE CORP
filed 1998-05-15
CIK 919988

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                         Commission File Number 0-26410


                        JAYHAWK ACCEPTANCE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             TEXAS                                         75-2486444
-----------------------------------                    ------------------
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                      identification no.)

BRYAN TOWER
2001 Bryan Street, Suite 600, Dallas, TX                     75201
----------------------------------------               ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (214)  754-1000
                                                       ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---




            At May 14, 1998, the latest practicable date, there were 27,785,326 shares of Common Stock, $.01 par value, outstanding.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                               ------------------


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS                                           PAGE

     Consolidated Balance Sheets at March 31, 1998 (Unaudited) and
     December 31, 1997......................................................3

     Consolidated Statements of Operations for the three months ended
     March 31, 1998 and 1997 (Unaudited)....................................4

     Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1998 (Unaudited).......................................5

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1998 and 1997 (Unaudited)....................................6

     Notes to Consolidated Financial Statements (Unaudited).................7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................9

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................15


SIGNATURES.................................................................16
----------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS

                                                                                    MARCH 31,              DECEMBER 31,
                                                                                      1998                     1997
                                                                             --------------------     --------------------
                                                                                  (UNAUDITED)
Cash and cash equivalents                                                      $            1,582        $           1,905
Restricted cash                                                                               448                    1,426
Medical contracts receivable, net                                                          12,943                   13,085
Automotive contracts receivable, net                                                       35,845                   47,525
Furniture, fixtures and equipment, net                                                      4,820                    5,384
Other assets                                                                                1,534                    1,361
                                                                             --------------------     --------------------
Total assets                                                                   $           57,172        $          70,686
                                                                             ====================     ====================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities                                     $            5,016        $           5,935
  Dealer payable                                                                            8,466                    8,436
  Deferred provider fees, net                                                                 998                    1,027
  Unearned service contract fees                                                               --                       39
  Notes payable (including $20,840 to the principal shareholder at
    March 31, 1998 and December 31, 1997)                                                  38,199                   51,072
                                                                             --------------------     --------------------
Total liabilities                                                                          52,679                   66,509

Commitments and contingencies

Shareholders' Equity:
  Common stock, $.01 par value; 40,000,000 shares authorized;
    27,785,326 shares issued and outstanding at March 31, 1998
    and December 31, 1997                                                                     278                      278
  Additional paid-in capital                                                               93,722                   93,722
  Accumulated deficit                                                                     (89,507)                 (89,823)
                                                                             --------------------     --------------------
Total shareholders' equity                                                                  4,493                    4,177
                                                                             --------------------     --------------------
Total liabilities and shareholders' equity                                               $ 57,172                 $ 70,686
                                                                             ====================     ====================

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                   ---------------------------------------
                                                                                           1998                  1997
                                                                                   ------------------     ----------------
Revenues:
 Finance charges                                                                     $          4,378       $        9,203
 Dealer and provider fees                                                                         874                3,299
 Service contracts                                                                                 42                1,549
                                                                                   ------------------     ----------------
                                                                                                5,294               14,051

Costs and expenses:
 Sales and marketing                                                                              749                3,772
 Operating                                                                                      3,204                6,325
 Provision for credit losses                                                                       --                5,423
 Provision for service contract claims                                                             --                  642
 Interest                                                                                       1,025                2,708
                                                                                   ------------------     ----------------
                                                                                                4,978               18,870
                                                                                   ------------------     ----------------
Income (loss) before reorganization expense                                                       316               (4,819)
Reorganization expense                                                                             --                1,000
                                                                                   ------------------     ----------------
Income (loss) before income taxes                                                                 316               (5,819)
Income taxes                                                                                       --                   --
                                                                                   ------------------     ----------------
Net income (loss)                                                                    $            316       $       (5,819)
                                                                                   ==================     ================

Basic net income (loss) per share                                                    $            .01       $        (0.24)
                                                                                   ==================     ================

Diluted net income (loss) per share                                                  $            .01       $        (0.24)
                                                                                   ==================     ================

Weighted average number of shares outstanding                                                  27,785               23,924
                                                                                   ==================     ================


                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)




                                                                         ADDITIONAL
                                                      COMMON              PAID-IN             ACCUMULATED
                                                       STOCK              CAPITAL               DEFICIT               TOTAL
                                                 ---------------     ----------------    ------------------     ----------------

Balance at December 31, 1997                       $         278       $       93,722      $        (89,823)      $        4,177

Net income                                                    --                   --                   316                  316
                                                 ---------------     ----------------    ------------------     ----------------

Balance at March 31, 1998                          $         278       $       93,722      $        (89,507)      $        4,493
                                                 ===============     ================    ==================     ================



                 See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                      March 31,
                                                                                    -------------------------------------------
                                                                                             1998                    1997
                                                                                    --------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                                                   $              316       $         (5,819)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                    564                    863
    Loss on sale/write down of fixed assets                                                           --                     47
    Provision for credit losses                                                                       --                  5,423
    Changes in operating assets and liabilities:
     Installment contracts receivable                                                             (2,255)                   832
     Income taxes receivable                                                                          --                  1,100
     Other assets                                                                                   (173)                    28
     Dealer Payable                                                                                   30                     --
     Accounts payable and accrued liabilities                                                       (912)                (3,332)
     Deferred dealer and provider fees, net                                                          (29)                  (188)
                                                                                    --------------------     ------------------
Net cash provided by operating activities                                                         (2,459)                (1,046)

Cash flows from investing activities:
  Payments to dealers and providers                                                               (2,304)               (15,925)
  Collections of principal on installment contracts receivable                                    16,335                 24,637
  Capital expenditures                                                                                --                 (1,848)
  Decrease (increase) in restricted cash                                                             978                  2,019
                                                                                    --------------------     ------------------
Net cash provided by investing activities                                                         15,009                  8,883

Cash flows from financing activities:
  Net borrowings (principal payments) under revolving credit facility                             (9,000)                (9,220)
  Proceeds from issuance of notes payable to principal shareholder                                    --                 19,540
  Principal payments on secured notes payable                                                     (3,873)               (14,661)
  Proceeds from sales of common stock, net                                                            --                     10
                                                                                    --------------------     ------------------
Net cash provided by (used in) financing activities                                              (12,873)                (4,331)
                                                                                    --------------------     ------------------
Net increase in cash and cash equivalents                                                           (323)                 3,506
Cash and cash equivalents at the beginning of the period                                           1,905                    253
                                                                                    --------------------     ------------------
Cash and cash equivalents at the end of period                                        $            1,582       $          3,759
                                                                                    ====================     ==================


Supplemental disclosure of cash flow information:
  Cash paid for interest                                                              $            1,149       $          2,777
                                                                                    ====================     ==================
  Cash paid for income taxes                                                          $               --       $             --
                                                                                    ====================     ==================

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Jayhawk Acceptance Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Jayhawk Services, Inc., Jayhawk Funding Trust I ("Funding Trust"), and Jayhawk Medical Acceptance Corporation ("JMAC"). All significant intercompany balances and transactions have been eliminated upon consolidation.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1998 (the "1997 10-K").

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. For the quarters ended March 31, 1998 and 1997, there was no difference between net income as reported by the Company and comprehensive income as required to be reported by SFAS 130.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                            ----------------------------------------
                                                                    1998                  1997
                                                            ------------------    ------------------
Numerator:
 Net income (loss)                                            $        316,000      $     (5,819,000)
                                                            ==================    ==================


Denominator:
  Denominator for basic earnings per
   share - weighted average shares                                  27,785,326            23,923,771

  Effect of dilutive securities:
   Stock options                                                           --                    --
                                                            ------------------    ------------------
  Dilutive potential common shares                                         --                    --

  Denominator for diluted earnings per
   share - adjusted weighted average shares
   and assumed conversions                                          27,785,326            23,923,771
                                                            ==================    ==================

Basic net income (loss) per share                             $           0.01      $          (0.24)
                                                            ==================    ==================

Diluted net income (loss) per share                           $          0.01       $         (0.24)
                                                            ==================    ==================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     TOTAL REVENUE. Total revenue decreased from $14.1 million for the three months ended March 31, 1997 to $5.3 million for the same period in 1998, a
decrease of $8.8 million or 62.4%.   The decrease was due to an $8.8 million, or
69.8%, decrease in revenues attributable to the Company's automobile finance program. Revenues attributable to JMAC's elective health care program approximated $1.4 million in the first quarter of both 1998 and 1997. JMAC incurred losses of approximately $257,000 in the three months ended March 31, 1998, and the Company anticipates that JMAC will continue to incur losses until
JMAC obtains additional financing.   See "--Liquidity and Capital Resources".
The decrease in total revenue reflects decreased finance charges, dealer and provider fees, and service contract revenue.

     The decrease in finance charges resulted primarily from the increased number of non-accrual automotive installment sale contracts ("Automotive Contracts") held in the Company's portfolio and from the overall reduction of the Company's Automotive Contract portfolio as existing Automotive Contracts are repaid. The Company's Automotive Contracts receivable, net of allowance for credit losses, decreased from $244.5 million at March 31, 1997 to $35.8 million at March 31, 1998, a decrease of $208.7 million or 85.4%. Finance charges from Automotive Contracts decreased from $9.0 million for the three months ended March 31, 1997 to $3.8 million for the same period in 1998, a decrease of $5.2 million or 57.8%. The Company's Medical Contracts receivable, net of allowance for credit losses, increased from $11.1 million at March 31, 1997 to $12.9 million at March 31, 1998, and finance charges from medical procedure installment sale contracts ("Medical Contracts") increased from $161,000 during the first quarter of 1997 to $556,000 for the same period in 1998.

     The average annualized yield on the Company's automobile finance portfolio increased from 10% to 13% for the three months ended March 31, 1997 and March 31, 1998, respectively. The Company has not purchased any new Automotive Contracts during 1998. The yield on the Company's automobile finance portfolio for the three months ended March 31, 1998 was impacted by the amount of actual collections compared to the estimated future collections used by the Company in establishing the carrying value of the portfolio at December 31, 1997. See "-- Credit Loss Policy" and the 1997 10-K. The Company recognizes cash basis income on non-accrual Automotive Contracts provided the estimated net realizable value of the portfolio continues to equal or exceed the carrying value. During the three months ended March 31, 1998, actual collections exceeded estimated future collections used in the December 31, 1997 valuation.

     Non-accrual Automotive Contracts as a percentage of the total number of active (consisting of contracts that have not been charged off for financial statement purposes) Automotive Contracts in the Company's portfolio increased from 17.9% at March 31, 1997 to 52.9% at March 31, 1998. Due to the discontinuation of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included in its portfolio will increase, resulting in an increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio. At March 31, 1998, the non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included in the Company's portfolio was 16.7%. The Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual Medical Contracts as a percentage of total Medical Contracts in the portfolio will also increase.

     Dealer and provider fees decreased from $3.3 million for the three months ended March 31, 1997 to $0.9 million for the three months ended March 31, 1998, a decrease of $2.4 million or 72.7%. As no new Dealers are enrolling in the Company's automobile finance program, no dealer fees were recognized during the three months ended March 31, 1998, resulting in a $2.0 million decrease in revenues as compared to the same period in 1997. Fees from providers related to Medical Contracts purchased in JMAC's elective health care program, approximated $0.9 million for the first three months of 1998 compared to $1.3 million for the same period in 1997, a decrease of $0.4 million or 30.8%. This decrease is the result of lower volumes of new provider enrollments and new loan originations in the first quarter of 1998 compared to the same period in 1997.

     Service contract revenue was $42,000 for the three months ended March 31, 1998 as compared with $1,549,000 for the same period in 1997. Service contract revenue is recognized over the term of the service contract. Since the Company has discontinued new Automotive Contract purchases and because substantially all service contracts related to existing loans have expired, the Company does not expect to record service contract revenue in the future.

     SALES AND MARKETING. Sales and marketing expenses decreased from $3.8 million for the three months ended March 31, 1997 to $0.7 million for the same period in 1998 and decreased as a percentage of total revenue from 26.8% for the three months ended March 31, 1997 to 14.1% for the three months ended March 31, 1998. No sales and marketing expenses related to the Company's automobile finance program were incurred during the three months ended March 31, 1998, resulting in a $1.9 million decrease in expenses when compared to the same period in 1997. Sales and marketing expenses related to JMAC's elective health care program decreased from $1.9 million for the three months ended March 31, 1997 to $0.7 million for the same period in 1998, a decrease of $1.2 million or 63.2%, and decreased as a percentage of related revenues from 133.3% for the first quarter of 1997 to 47.5% for the first quarter of 1998.

     OPERATING EXPENSES. Operating expenses decreased from $6.3 million for the three months ended March 31, 1997 to $3.2 million for the same period in 1998, a decrease of $3.1 million or 49.2%, but increased as a percentage of total revenue from 45.0% for the first quarter of 1997 to 60.5% for the first quarter of 1998. The dollar decrease in operating expenses was due to a decrease of $2.5 million, or 47.8%, in operating expenses attributable to the Company's automobile finance program and a $0.4 million, or 40.0%, decrease in operating expenses attributable to JMAC's elective health care program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the reduction of revenue as a result of the higher percentage of non-accrual Contracts included within the Company's portfolio during the first quarter of 1998 when compared with the first quarter of 1997.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses decreased from $5.4 million for the three months ended March 31, 1997 to $0.0 million for the same period in 1998. The decrease in the provision for credit losses is primarily due to the substantial elimination of new Automotive Contract purchases in 1997, the maturity of the Company's portfolio of Automotive Contracts, and the level of allowances for credit losses established in prior periods. See "--Credit Loss Policy".

     PROVISION FOR SERVICE CONTRACT CLAIMS. As substantially all service contracts have expired and existing accruals for estimated claims are considered adequate, no provision for service contract claims was included in the results of operations for the three months ended March 31, 1998. The Company provided $0.6 million for service contract claims for the same period in 1997.

     INTEREST EXPENSE. Interest expense decreased from $2.7 million during the first quarter of 1997 to $1.0 million during the same period in 1998. The decrease was due primarily to the retirement of debt secured by the Company's portfolio of Automotive Contracts.

     REORGANIZATION EXPENSES. Reorganization expenses relate to costs incurred by the Company in connection with its filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on February 7, 1997. The Company incurred $1.0 million of reorganization expenses in the first quarter of 1997. The Company's Plan of Reorganization ("Plan") was confirmed effective October 21, 1997, and no further reorganization expenses were incurred during the first quarter of 1998.

     INCOME TAXES. Due to net operating losses in 1997 and the availability of net operating loss carryforwards in 1998, the Company's effective income tax rate was 0% for the three-month periods ended March 31, 1998 and March 31, 1997.

MEDICAL CONTRACTS RECEIVABLE

     Medical Contracts receivable, net consist of the following (in thousands):

                                                                            MARCH 31,                    DECEMBER 31,
                                                                               1998                          1997
                                                                   -------------------------      ------------------------
                                                                           (UNAUDITED)
Gross installment contracts receivable                               $                18,897        $               21,375
Unearned finance charges                                                              (1,500)                       (1,863)
Deferred loan origination fees                                                          (893)                         (945)
                                                                   -------------------------      ------------------------
Medical Contracts receivable                                                          16,504                        18,567
Allowance for credit losses                                                           (3,561)                       (5,482)
                                                                   -------------------------      ------------------------
Medical Contracts receivable, net                                    $                12,943        $               13,085
                                                                   =========================      ========================


AUTOMOTIVE CONTRACTS RECEIVABLE

         Automotive Contracts receivable, net consist of the following (in thousands):

                                                                            MARCH 31,                    DECEMBER 31,
                                                                               1998                          1997
                                                                   -------------------------      ------------------------
                                                                           (UNAUDITED)
Gross installment contracts receivable                               $               107,141        $              156,473
Unearned finance charges                                                             (13,596)                      (17,600)
                                                                   -------------------------      ------------------------
Automotive Contracts receivable                                                       93,545                       138,873
Allowance for credit losses                                                          (57,700)                      (91,348)
                                                                   -------------------------      ------------------------
Automotive Contracts receivable, net                                 $                35,845        $               47,525
                                                                   =========================      ========================


CREDIT LOSS POLICY

     The level of unrecovered acquisition payments and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance for credit losses. Credit loss experience, changes in the character, size and age of the Company's overall installment contracts portfolio, and management's judgment are other factors used in assessing the overall adequacy of the resulting provision for credit losses. Ultimate losses may vary from current estimates, and the amount of the provision, which is a current expense, may be either greater or less than the actual charge-offs. See the 1997 10-K.

     Revenue on Automotive Contracts is recognized under the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the Contract is repossessed, whichever occurs first. Revenue on non-accrual Automotive Contracts is recognized as collected, provided the estimated net realizable value equals or exceeds the net carrying value of the remaining Automotive Contracts. Revenue on Medical Contracts is recognized under the interest method of accounting until the underlying obligation is 60 days contractually past due.

     The total dollar amount of non-accrual Automotive Contracts as a percentage of Automotive Contracts receivable was approximately 65% and 19% at March 31, 1998 and March 31, 1997, respectively. The total dollar amount of non-accrual Medical Contracts as a percentage of Medical Contracts receivable was approximately 16% at March 31, 1998. Due to the discontinuation of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included in its portfolio will increase, resulting in an increase in non-accrual contracts as a percentage of the total number and amount of Automotive Contracts included in the Company's portfolio. At the same time, the Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual contracts as a percentage of total Medical Contracts in the portfolio will also rise. Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related allowance for credit losses.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer holdbacks for the periods indicated (dollars in thousands):

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                         -------------------------------------------

                                                                                                 1998                    1997
                                                                                         -------------------     -------------------


Gross installment contracts receivable charged off                                         $          36,588       $          44,916

 Charged against dealer holdbacks (1)                                                                     --                  35,933

 Charged against unearned finance charges                                                              1,804                   7,013

 Charged against allowance for credit losses                                                          34,784                   1,970


Provision for credit losses                                                                               --                   5,423



                                                                                                         MARCH 31,
                                                                                         ---------------------------------------
                                                                                                 1998                  1997
                                                                                         -----------------      ----------------
As a % of gross installment contracts receivable:
 Dealer holdbacks, net (1)                                                                              --%                 33.4%
 Allowance for credit losses                                                                          48.6%                 20.0%

As a % of installment contracts receivable:
 Allowance for credit losses                                                                          55.7%                 23.3%
 Net charge-offs against allowance for credit losses                                                  31.6%                  0.6%

--------------------------
     (1) As a result of the Plan, the Company no longer splits collections 80% to a dealer's pool and 20% to the Company. Due to this change in the nature of the Company's obligations to Dealers, the Company no longer reports a dealer holdback netted against advances to Dealers. See the 1997 10-K.


LIQUIDITY AND CAPITAL RESOURCES

     The Plan was confirmed effective October 21, 1997. The Company will rely upon collections on its existing Automotive Contracts for liquidity to meet Plan obligations. At projected levels of collections, the funds available for purposes other than meeting Plan obligations would be very limited. Additionally, although the Company believes the projected levels of collections on its Automotive Contracts are attainable, there can be no assurance that such projections will ultimately be realized, and any failure to realize the projected level of collections could have a material adverse effect on the Company. The Plan generally requires the Company to make monthly payments to various creditors aggregating approximately $11.7 million and $10.3 million in the second and third quarters of 1998, respectively, at which time the Company's former revolving credit lender will be paid in full. Thereafter, the Plan provides for quarterly payments to creditors of approximately $2.5 million through December 1999. See the 1997 10-K.

     The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) until after repayment of the Company's former revolving credit lender in order to assure the adequacy of its working capital after a scheduled payment. The Company deferred approximately $1.1 million of the $2.6 million in payments to unsecured creditors originally scheduled for the first quarter 1998 and expects to defer a portion of the payments to unsecured creditors scheduled for the second quarter 1998. The possibility of such a deferral was anticipated by the Plan and does not cause the Company to be in default under any provision of the Plan, nor does it require Bankruptcy Court approval.

     While JMAC was not a party to the Company's Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had made a $7.1 million loan to the Company (the "JMAC Loan") prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of such loan, prior to confirmation of the Plan. Under the Plan, the JMAC Loan (which is eliminated in consolidation for financial statement purposes) is to be repaid in installments with three initial quarterly installments of $750,000, including interest, commencing March 31, 1998, and the remaining balance payable in five equal installments, including interest, through December 1999. In connection with the deferral of payments to unsecured creditors discussed above, the Company deferred approximately $416,000 of the $750,000 originally scheduled for payment to JMAC at March 31, 1998. Additionally, after commencement of the Chapter 11 Petition, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Carl Westcott, the Company's Chairman, Chief Executive Officer, and largest shareholder, provided approximately $12.3 million of financing to JMAC between January 30, 1997 and September 30, 1997 (including the $5 million of proceeds from Mr. Westcott's purchase of 50,000 shares of JMAC preferred stock which was subsequently exchanged for 3,855,555 shares of the Company's Common Stock). Furthermore, at the request of JMAC's revolving credit lender, Mr. Westcott purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the facility.

     On November 12, 1997 Mr. Westcott agreed to consolidate and extend the maturities of the notes evidencing his loans to JMAC. Accordingly, these loans are now evidenced by two notes. The first note is in the principal amount of $7.1 million, bears interest at the prime rate and is payable when, and to the extent, any proceeds are received by JMAC with respect to the JMAC Loan; provided that any unpaid principal and interest is due in November 1999. The second note is in the principal amount of $13.7 million, bears interest at the prime rate and is due in November 1999. Both notes are secured by all of the assets of JMAC, and JMAC continues to owe Mr. Westcott approximately $1.4 million of accrued interest. Mr. Westcott has advised the Company that he does not intend to provide additional funds to JMAC.

     As the Plan has been confirmed, the Company intends to seek new sources of debt and equity financing to support the growth of JMAC's operations. Without obtaining this additional financing, the Company does not believe that JMAC can achieve the level of contract purchases necessary to become profitable. There can be no assurance that such additional financing will be available on terms which are acceptable to the Company, if at all. The failure of the Company to receive additional financing would adversely affect its ability to grow JMAC's elective health care procedure financing business and JMAC's ability to attain profitability.

SEASONALITY

     The Company's operations are affected by higher delinquency rates during certain holiday periods. Collections on Automotive Contracts tend to be higher during the period at the beginning of the calendar year when many persons receive state and federal tax refunds.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits:

                  Exhibit Number  Description
                  --------------  -----------

                  27              Financial Data Schedule

         (b) Reports on Form 8-K

                  None.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                JAYHAWK ACCEPTANCE CORPORATION



Date:  May 15, 1998             By:  /s/ Philip E. Falcosky
                                    ---------------------------------------
                                    Philip E. Falcosky
                                    Controller and Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


       Exhibit Number           Description
       --------------           -----------

           27        Financial Data Schedule