Form 10-Q
period 1998-06-30
JAYHAWK ACCEPTANCE CORP
filed 1998-08-14
CIK 919988

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                         Commission File Number 0-26410


                        JAYHAWK ACCEPTANCE CORPORATION
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               TEXAS                                        75-2486444
--------------------------------------                 ---------------------
  (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                        identification no.)

      BRYAN TOWER
      2001 BRYAN STREET, SUITE 600, DALLAS, TX                 75201
-----------------------------------------------------      --------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (214) 754-1000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----


          At August 13, 1998, the latest practicable date, there were 27,785,326 shares of Common Stock, $.01 par value, outstanding.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                               ------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

      Consolidated Balance Sheets at June 30, 1998
      (Unaudited) and December 31, 1997.................................     3

      Consolidated Statements of Operations for the three and six months
      ended June 30, 1998 and 1997 (Unaudited)..........................     4

      Consolidated Statement of Shareholders' Equity for the six months
      ended June 30, 1998 (Unaudited)...................................     5

      Consolidated Statements of Cash Flows for the six months ended
      June 30, 1998 and 1997 (Unaudited)................................     6

      Notes to Consolidated Financial Statements (Unaudited)............     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................     9


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    17

ITEM 5.  OTHER INFORMATION..............................................    17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................    18

SIGNATURES..............................................................    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                  ASSETS
                                                                                    JUNE 30,               DECEMBER 31,
                                                                                      1998                     1997
                                                                             --------------------     --------------------
                                                                                  (UNAUDITED)
Cash and cash equivalents                                                                $  1,195                 $  1,905
Restricted cash                                                                                21                    1,426
Medical contracts receivable, net                                                          13,543                   13,085
Automotive contracts receivable, net                                                       27,597                   47,525
Furniture, fixtures and equipment, net                                                      4,318                    5,384
Other assets                                                                                1,339                    1,361
                                                                             --------------------     --------------------
Total assets                                                                             $ 48,013                 $ 70,686
                                                                             ====================     ====================


        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities                                               $  4,999                 $  5,935
  Dealer payable                                                                            8,189                    8,436
  Deferred provider fees, net                                                               1,005                    1,027
  Unearned service contract fees                                                                -                       39
  Notes payable (including $21,240 and $20,840 to the principal
      shareholder at June 30, 1998 and December 31, 1997, respectively)                    29,599                   51,072
                                                                             --------------------     --------------------
Total liabilities                                                                          43,792                   66,509

Commitments and contingencies

Shareholders' Equity:
  Common stock, $.01 par value; 40,000,000 shares authorized;
   27,785,326 shares issued and outstanding at June 30, 1998
   and December 31, 1997                                                                      278                      278
  Additional paid-in capital                                                               93,722                   93,722
  Accumulated deficit                                                                     (89,779)                 (89,823)
                                                                             --------------------     --------------------
Total shareholders' equity                                                                  4,221                    4,177
                                                                             --------------------     --------------------
Total liabilities and shareholders' equity                                               $ 48,013                 $ 70,686
                                                                             ====================     ====================

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                              THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                                   JUNE 30,                                      JUNE 30,
                                                 --------------------------------------      ------------------------------------
                                                       1998                   1997                1998                  1997
                                                 ----------------     -----------------      ---------------     ----------------
Revenues:
 Finance charges                                          $ 3,361              $  6,510              $ 7,739             $ 15,713
 Dealer and provider fees                                     981                 3,002                2,006                6,301
 Service contracts                                              -                 1,240                   42                2,789
                                                 ----------------     -----------------      ---------------     ----------------
                                                            4,342                10,752                9,787               24,803

Costs and expenses:
 Sales and marketing                                          825                 2,777                1,574                6,549
 Operating                                                  2,881                 5,263                6,085               11,588
 Provision for credit losses                                    -                12,647                    -               18,070
 Provision for service contract claims                          -                   371                    -                1,013
 Loss on impairment of fixed assets                             -                 3,960                    -                3,960
 Interest                                                     908                 2,055                2,084                4,763
                                                 ----------------     -----------------      ---------------     ----------------
                                                            4,614                27,073                9,743               45,943
                                                 ----------------     -----------------      ---------------     ----------------
Income (loss) before reorganization expense                  (272)              (16,321)                  44              (21,140)
Reorganization expense                                          -                   862                    -                1,862
                                                 ----------------     -----------------      ---------------     ----------------
Income (loss) before income taxes                            (272)              (17,183)                  44              (23,002)
Income taxes                                                    -                     -                    -                    -
                                                 ----------------     -----------------      ---------------     ----------------
Net income (loss)                                         $  (272)             $(17,183)             $    44             $(23,002)
                                                 ================     =================      ===============     ================

Basic net income (loss) per share                         $  (.01)             $   (.72)             $   .00             $   (.96)
                                                 ================     =================      ===============     ================

Diluted net income (loss) per share                       $  (.01)             $   (.72)             $   .00              $  (.96)
                                                 ================     =================      ===============     ================

Weighted average number of shares outstanding              27,785               23, 930               27,785              23, 927
                                                 ================     =================      ===============     ================

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)




                                                                        ADDITIONAL
                                                      COMMON             PAID-IN             RETAINED
                                                       STOCK             CAPITAL             EARNINGS              TOTAL
                                                 ---------------    ----------------    ----------------     ----------------
Balance at December 31, 1997                                $278             $93,722            $(89,823)              $4,177

Net income                                                     -                   -                  44                   44
                                                 ---------------    ----------------    ----------------     ----------------

Balance at June 30, 1998                                    $278             $93,722            $(89,779)              $4,221
                                                 ===============    ================    ================     ================

                 See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                    ------------------------------------------
                                                                                             1998                   1997
                                                                                    -------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                                                            $     44               $(23,002)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                 1,014                  1,718
    Loss on sale/write down of fixed assets                                                          52                  3,960
    Provision for credit losses                                                                       -                 18,070
    Changes in operating assets and liabilities:
     Installment contracts receivable                                                            (4,046)                 2,863
     Income taxes receivable                                                                          -                  1,122
     Other assets                                                                                    22                    697
     Dealer payable                                                                                (247)                     -
     Accounts payable and accrued liabilities                                                      (912)                (2,163)
     Deferred dealer and provider fees, net                                                         (22)                  (493)
                                                                                    -------------------     ------------------
Net cash provided by (used in) operating activities                                              (4,095)                 2,772

Cash flows from investing activities:
  Payments to dealers and providers                                                              (5,260)               (32,352)
  Collections of principal on installment contracts receivable                                   28,713                 55,489
  Capital expenditures                                                                                -                 (2,116)
  Decrease (increase) in restricted cash                                                          1,405                 (2,332)
                                                                                    -------------------     ------------------
Net cash provided by investing activities                                                        24,858                 18,689

Cash flows from financing activities:
  Net borrowings (principal payments) under revolving credit facility                           (18,000)                (3,700)
  Proceeds from issuance of notes payable to principal shareholder                                  400                  7,320
  Principal payments on secured notes payable                                                    (3,873)               (26,292)
  Proceeds from sales of preferred stock of subsidiary                                                -                  5,000
  Proceeds from sales of common stock, net                                                            -                     10
                                                                                    -------------------     ------------------
Net cash provided by (used in) financing activities                                             (21,473)               (17,662)
                                                                                    -------------------     ------------------
Net increase (decrease) in cash and cash equivalents                                               (710)                 3,779
Cash and cash equivalents at the beginning of the period                                          1,905                    253
                                                                                    -------------------     ------------------
Cash and cash equivalents at the end of period                                        $           1,195       $          4,052
                                                                                    ===================     ==================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                              $           1,652       $          1,559
                                                                                    ===================     ==================
  Cash paid for income taxes                                                          $               -       $              -
                                                                                    ===================     ==================

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1998 (the "1997 10-K").

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. For the three and six month periods ended June 30, 1998 and 1997, there was no difference between net income as reported by the Company and comprehensive income as required to be reported by SFAS 130.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                  --------------------------------------     -------------------------------------
                                                        1998                  1997                1998                  1997
                                                  ----------------     -----------------     ----------------    -----------------
Numerator:
 Net income (loss)                                     $  (272,000)         $(17,183,000)         $    44,000         $(23,002,000)
                                                  ================     =================     ================    =================

Denominator:
  Denominator for basic earnings per
   share - weighted average shares                      27,785,326            23,929,771           27,785,326           23,926,771

  Effect of dilutive securities:
   Stock options                                                 -                     -                    -                    -
                                                  ----------------     -----------------     ----------------    -----------------
  Dilutive potential common shares                               -                     -                    -                    -

  Denominator for diluted earnings per
   share - adjusted weighted average shares
   and assumed conversions                              27,785,326            23,929,771           27,785,326           23,926,771
                                                  ================     =================     ================    =================

Basic net income (loss) per share                      $     (0.01)         $      (0.72)         $      0.00         $      (0.96)
                                                  ================     =================     ================    =================

Diluted net income (loss) per share                    $     (0.01)         $      (0.72)         $      0.00         $      (0.96)
                                                  ================     =================     ================    =================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     TOTAL REVENUE. Total revenue decreased from $10.8 million for the three months ended June 30, 1997 to $4.3 million for the same period in 1998, a
decrease of $6.5 million or 60.2%.   The decrease was due to a $6.3 million, or
69.6%, decrease in revenues attributable to the Company's automobile finance program and a $0.2 million, or 11.8%, decrease in revenues attributable to Jayhawk Medical Acceptance Corporation's ("JMAC") elective health care program. JMAC incurred losses of approximately $0.5 million in the three months ended June 30, 1998, and the Company anticipates that JMAC will continue to incur losses until JMAC obtains additional financing. The decrease in total revenue reflects decreased finance charges, dealer and provider fees, and service contract revenue.

     The decrease in finance charges resulted primarily from the increased number of non-accrual automotive installment sale contracts ("Automotive Contracts") held in the Company's portfolio and from the overall reduction of the Company's Automotive Contract portfolio as existing Automotive Contracts are repaid. The Company's Automotive Contracts receivable, net of allowance for credit losses, decreased from $183.5 million at June 30, 1997 to $27.6 million at June 30, 1998, a decrease of $155.9 million or 85.0%. Finance charges from Automotive Contracts decreased from $6.1 million for the three months ended June 30, 1997 to $2.7 million for the same period in 1998, a decrease of $3.4 million or 55.7%. The Company's medical contracts receivable, net of allowance for credit losses, increased from $12.4 million at June 30, 1997 to $13.5 million at June 30, 1998, and finance charges from medical procedure installment sale contracts ("Medical Contracts" and, together with Automotive Contracts, "Contracts") increased from $0.4 million during the second quarter of 1997 to $0.6 million for the same period in 1998.

     The average annualized yield on the Company's automobile finance portfolio increased from 8.5% to 12.4% for the three months ended June 30, 1997 and June 30, 1998, respectively. The Company has not purchased any new Automotive Contracts during 1998. The yield on the Company's automobile finance portfolio for the three months ended June 30, 1998 was impacted by the amount of actual collections compared to the estimated future collections used by the Company in establishing the carrying value of the portfolio at December 31, 1997. See "-- Credit Loss Policy" and the 1997 10-K. The Company recognizes cash basis income on non-accrual Automotive Contracts provided the estimated net realizable value of the portfolio continues to equal or exceed the carrying value. During the three months ended June 30, 1998, actual collections were less than the estimated future collections used in the December 31, 1997 valuation.

     Non-accrual Automotive Contracts as a percentage of the total number of active (consisting of contracts that have not been charged off for financial statement purposes) Automotive Contracts in the Company's portfolio increased from 28.8% at June 30, 1997 to 63.2% at June 30, 1998. Due to the discontinuation of Automotive Contract purchases, the average age of the Automotive Contracts included in the Company's portfolio will increase, which the Company anticipates will result in an increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio. At June 30, 1998, the non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included in the Company's portfolio was 9.4% as compared to 16.2% at June 30, 1997. This decrease is due primarily to the refinement of underwriting standards for Medical Contracts purchased during the second half of 1997 and the charge-off in 1998 of non-accrual Medical Contracts originated during 1997. The Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual Medical Contracts as a percentage of total Medical Contracts in the portfolio will also increase.

     Dealer and provider fees decreased from $3.0 million for the three months ended June 30, 1997 to $1.0 million for the three months ended June 30, 1998, a decrease of $2.0 million or 66.7%. As no new automotive dealers ("Dealers") are enrolling in the Company's automobile finance program, no dealer fees were recognized during the three months ended June 30, 1998, resulting in a $1.7 million decrease in revenues as compared to the same period in 1997. Fees from providers related to Medical Contracts purchased in JMAC's elective health care program approximated $1.0 million for the three months ended June 30, 1998 compared to $1.3 million for the same period in 1997, a decrease of $0.3 million or 23.1%. This decrease is the result of lower volumes of new provider enrollments and new loan originations in the second quarter of 1998 compared to the same period in 1997.

     Since the Company has discontinued new Automotive Contract purchases and because substantially all service contracts related to existing loans had expired by March 31, 1998, the Company recognized no service contract revenue in the second quarter of 1998. Service contract revenue was $1.2 million for the same period in 1997.

     SALES AND MARKETING. Sales and marketing expenses decreased from $2.8 million for the three months ended June 30, 1997 to $0.8 million for the same period in 1998 and decreased as a percentage of total revenue from 25.8% for the three months ended June 30, 1997 to 19.0% for the three months ended June 30, 1998. No sales and marketing expenses related to the Company's automobile finance program were incurred during the three months ended June 30, 1998, resulting in a $1.3 million decrease in expenses when compared to the same period in 1997. Sales and marketing expenses related to JMAC's elective health care program decreased from $1.5 million for the three months ended June 30, 1997 to $0.8 million for the same period in 1998, a decrease of $0.7 million or 46.7%, and decreased as a percentage of related revenues from 85.6% for the second quarter of 1997 to 51.8% for the second quarter of 1998.

     OPERATING EXPENSES. Operating expenses decreased from $5.3 million for the three months ended June 30, 1997 to $2.9 million for the same period in 1998, a decrease of $2.3 million or 43.4%, but increased as a percentage of total revenue from 48.9% for the second quarter of 1997 to 66.4% for the second quarter of 1998. The dollar decrease in operating expenses was due to a decrease of $2.4 million, or 53.7%, in operating expenses attributable to the Company's automobile finance program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the reduction of revenue as a result of the overall reduction in the Company's portfolio of Automotive Contracts.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses decreased from $12.6 million for the three months ended June 30, 1997 to $0.0 million for the same period in 1998. The decrease in the provision for credit losses is primarily due to the substantial elimination of new Automotive Contract purchases in 1997, the maturity of the Company's portfolio of Automotive Contracts, and the level of allowances for credit losses established in prior periods. See "--Credit Loss Policy".

     PROVISION FOR SERVICE CONTRACT CLAIMS. As substantially all service contracts have expired and existing accruals for estimated claims are considered adequate, no provision for service contract claims was included in the results of operations for the three months ended June 30, 1998. The Company provided $0.4 million for service contract claims for the same period in 1997.

     LOSS ON IMPAIRMENT OF FIXED ASSETS. As a result of the substantial elimination of marketing efforts to Dealers and the substantial reduction of purchases of Automotive Contracts, the Company recognized a loss of $4.0 million during the second quarter of 1997 for the impairment of fixed assets, primarily costs of computer software, used in the solicitation of Dealers and origination of Automotive Contracts.

     INTEREST EXPENSE. Interest expense decreased from $2.1 million during the second quarter of 1997 to $0.9 million during the same period in 1998. The decrease was due primarily to the retirement of debt secured by the Company's portfolio of Automotive Contracts.

     REORGANIZATION EXPENSES. Reorganization expenses relate to costs incurred by the Company in connection with its filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on February 7, 1997. The Company incurred $0.9 million of reorganization expenses in the second quarter of 1997. The Company's Plan of Reorganization ("Plan") was confirmed effective October 21, 1997, and no further reorganization expenses were incurred during 1998.

     INCOME TAXES. Due to net operating losses in 1997 and the availability of net operating loss carryforwards in 1998, the Company's effective income tax rate was 0% for the three-month periods ended June 30, 1998 and June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     TOTAL REVENUE. Total revenue decreased from $24.8 million for the six months ended June 30, 1997 to $9.8 million for the same period in 1998, a decrease of $15.0 million or 60.5%. The decrease was due to a $15.1 million decrease in revenues attributable to the Company's automobile finance program offset by a $0.1 million increase in revenues attributable to JMAC's elective health care program. The decrease in total revenues reflects decreased finance charges, dealer and provider fees, and service contract revenue.

     Finance charges decreased from $15.7 million for the six months ended June 30, 1997 to $7.7 million for the same period in 1998, a decrease of $8.0 million or 51.0%. The decrease was due to an $8.6 million decrease in finance charges from Automotive Contracts offset by a $0.6 million increase in finance charges
from Medical Contracts.   The decrease in finance charges from Automotive
Contracts resulted primarily from the increased number of non-accrual Automotive Contracts held in the Company's portfolio and from the overall reduction of the Automotive Contract portfolio as existing Contracts are repaid.

     Dealer and provider fees decreased from $6.3 million for the six months ended June 30, 1997 to $2.0 million for the six months ended June 30, 1998, a decrease of $4.3 million or 68.3%. As no new Dealers are enrolling in the Company's automobile finance program, no dealer fees were recognized during the six months ended June 30, 1998, resulting in a $3.7 million decrease in revenues as compared to the same period in 1997. Fees from providers related to Medical Contracts purchased in JMAC's elective health care program, approximated $2.0 million for the six months ended June 30, 1998 compared to $2.6 million for the same period in 1997, a decrease of $0.6 million or 23.1%. This decrease is the result of lower volumes of new provider enrollments and new loan originations in the second quarter of 1998 compared to the same period in 1997.

     Service contract revenue decreased from $2.8 million for the six months ended June 30, 1997 to $42,000 for the same period in 1998 due to the discontinuation of new Automotive Contract purchases and the expiration of service contracts related to existing loans.

     SALES AND MARKETING. Sales and marketing expenses decreased from $6.5 million for the six months ended June 30, 1997 to $1.6 million for the same period in 1998 and decreased as a percentage of total revenue from 26.4% for the six months ended June 30, 1997 to 16.1% for the six months ended June 30, 1998. No sales and marketing expenses related to the Company's automobile finance program were incurred during the six months ended June 30, 1998, resulting in a $3.2 million decrease in expenses when compared to the same period in 1997. Sales and marketing expenses related to JMAC's elective health care program decreased from $3.4 million for the six months ended June 30, 1997 to $1.6 million for the same period in 1998, a decrease of $1.8 million or 52.9%, and decreased as a percentage of related revenues from 107.4% for the first six months of 1997 to 49.6% for the same period in 1998. This decrease is due largely to the curtailment of marketing efforts to providers resulting from decreased liquidity available to JMAC after the filing of the Company's Chapter 11 petition. See "--Liquidity and Capital Resources".

     OPERATING EXPENSES. Operating expenses decreased from $11.6 million for the six months ended June 30, 1997 to $6.1 million for the same period in 1998, a decrease of $5.5 million, or 47.4%, but increased as a percentage of total revenue from 46.7% for the first six months of 1997 to 62.2% for the first six months of 1998. The dollar decrease in operating expenses was due to a $5.1 million, or 52.9%, decrease in operating expenses attributable to the Company's automobile finance program and a $0.4 million, or 20.3%, decrease in operating expenses attributable to JMAC's elective health care program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the reduction of revenue as a result of the overall reduction in the Company's portfolio of Automotive Contracts.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses decreased from $18.1 million for the six months ended June 30, 1997 to $0.0 million for the same period in 1998. The decrease in the provision for credit losses is primarily due to the substantial elimination of new Automotive Contract purchases in 1997, the maturity of the Company's portfolio of Automotive Contracts, and the level of allowances for credit losses established in prior periods. See "--Credit Loss Policy".

     PROVISION FOR SERVICE CONTRACT CLAIMS. As substantially all service contracts have expired and existing accruals for estimated claims are considered adequate, no provision for service contract claims was included in the results of operations for the six months ended June 30, 1998. The Company provided $1.0 million for service contract claims for the same period in 1997.

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

     INTEREST EXPENSE. Interest expense decreased from $4.8 million during the first six months of 1997 to $2.1 million during the same period in 1998. The decrease was due primarily to the retirement of debt secured by the Company's portfolio of Automotive Contracts.

     REORGANIZATION EXPENSES. Reorganization expenses relate to costs incurred by the Company in connection with its filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on February 7, 1997. The Company incurred $1.9 million of reorganization expenses in the six months ended June 30, 1997. The Plan was confirmed effective October 21, 1997, and no further reorganization expenses were incurred during 1998.

     INCOME TAXES. Due to net operating losses in 1997 and the availability of net operating loss carryforwards in 1998, the Company's effective income tax rate was 0% for the six-month periods ended June 30, 1998 and June 30, 1997.


MEDICAL CONTRACTS RECEIVABLE

     Medical Contracts receivable, net consist of the following (in thousands):

                                                                             JUNE 30,                    DECEMBER 31,
                                                                               1998                          1997
                                                                   -------------------------      ------------------------
                                                                           (UNAUDITED)
Gross installment contracts receivable                                               $18,300                       $21,375
Unearned finance charges                                                              (1,414)                       (1,863)
Deferred loan origination fees                                                        (1,023)                         (945)
                                                                   -------------------------      ------------------------
Medical Contracts receivable                                                          15,863                        18,567
Allowance for credit losses                                                           (2,320)                       (5,482)
                                                                   -------------------------      ------------------------
Medical Contracts receivable, net                                                    $13,543                       $13,085
                                                                   =========================      ========================


AUTOMOTIVE CONTRACTS RECEIVABLE

         Automotive Contracts receivable, net consist of the following (in thousands):

                                                                             JUNE 30,                    DECEMBER 31,
                                                                               1998                          1997
                                                                   -------------------------      ------------------------
                                                                           (UNAUDITED)
Gross installment contracts receivable                                              $ 94,954                      $156,473
Unearned finance charges                                                             (11,548)                      (17,600)
                                                                   -------------------------      ------------------------
Automotive Contracts receivable                                                       83,406                       138,873
Allowance for credit losses                                                          (55,809)                      (91,348)
                                                                   -------------------------      ------------------------
Automotive Contracts receivable, net                                                $ 27,597                      $ 47,525
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

     The total dollar amount of non-accrual Automotive Contracts as a percentage of Automotive Contracts receivable was approximately 75% and 33% at June 30, 1998 and June 30, 1997, respectively. The total dollar amount of non-accrual Medical Contracts as a percentage of Medical Contracts receivable was approximately 12% at June 30, 1998. Due to the discontinuation of Automotive Contract purchases, the average age of the Automotive Contracts included in the Company's portfolio will increase, which the Company anticipates will result in an increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio. At the same time, the Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual contracts as a percentage of total Medical Contracts in the portfolio will also rise. Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related allowance for credit losses.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer holdbacks for the periods indicated (dollars in thousands):

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                          ----------------------------------     ------------------------------
                                                                1998                1997              1998             1997
                                                          ---------------     --------------     -------------    -------------
Gross installment contracts receivable charged off........         $3,594            $50,508           $40,182          $91,009
 Charged against dealer holdbacks (1).....................              -             40,406                 -           72,806
 Charged against unearned finance charges.................            569              7,357             2,373           13,488
 Charged against allowance for credit losses..............          3,025              2,745            37,809            4,715

Provision for credit losses...............................              -             12,647                 -           18,070


                                                                                                              JUNE 30,
                                                                                                 -------------------------------
                                                                                                       1998              1997
                                                                                                 -------------     -------------
As a % of gross installment contracts receivable:
 Dealer holdbacks (1)                                                                                       - %             26.5%
 Allowance for credit losses                                                                              51.3%             29.9%

As a % of installment contracts receivable:
 Allowance for credit losses                                                                              58.6%             35.1%
 Net charge-offs against allowance for credit losses                                                      38.1%              1.7%

---------------
     (1) As a result of the Plan, the Company no longer splits collections 80% to a dealer's pool and 20% to the Company. Due to this change in the nature of the Company's obligations to Dealers, the Company no longer reports a dealer holdback netted against advances to Dealers. See the 1997 10-K.


LIQUIDITY AND CAPITAL RESOURCES

     The Plan was confirmed effective October 21, 1997. The Company will rely upon collections on its existing Automotive Contracts for liquidity to meet Plan obligations. At projected levels of collections, the funds available for purposes other than meeting Plan obligations would be very limited. Additionally, although the Company believes the projected levels of collections on its Automotive Contracts are attainable, there can be no assurance that such projections will ultimately be realized, and any failure to realize the projected levels of collections could have a material adverse effect on the Company. The Plan generally requires the Company to make monthly payments to various creditors aggregating approximately $10.3 million in the third quarter of 1998, at which time the Company's former revolving credit lender will be paid in full. Thereafter, the Plan provides for quarterly payments to creditors of approximately $2.5 million through December 1999. See the 1997 10-K.

     The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) until after repayment of the Company's former revolving credit lender in order to ensure the adequacy of its working capital after a scheduled payment. The Company deferred approximately $1.1 million of the $2.6 million in payments to unsecured creditors originally scheduled for the first quarter 1998, substantially all of the $2.4 million in payments to unsecured creditors originally scheduled for the second quarter 1998, and expects to defer a portion of the $2.4 million in payments to unsecured creditors scheduled for the third quarter 1998. The possibility of such a deferral was anticipated by the Plan and does not cause the Company to be in default under any provision of the Plan, nor does it require Bankruptcy Court approval. Under the Plan, such deferred amounts are payable to the extent of available cash commencing December 31, 1998 and on each quarterly payment thereafter until paid in full.

     While JMAC was not a party to the Company's Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had made a $7.1 million loan to the Company (the "JMAC Loan") prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of such loan, prior to confirmation of the Plan. Under the Plan, the JMAC Loan (which is eliminated in consolidation for financial statement purposes) is to be repaid in installments with three initial quarterly installments of $750,000, including interest, commencing March 31, 1998, and the remaining balance payable in five equal installments, including interest, through December 1999. In connection with the deferral of payments to unsecured creditors discussed above, the Company deferred approximately $416,000 of the $750,000 originally scheduled for payment to JMAC at March 31, 1998, the entire amount originally scheduled for payment in the second quarter 1998, and expects to defer a portion of the payment scheduled for the third quarter 1998.

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

     On November 12, 1997 Mr. Westcott agreed to consolidate and extend the maturities of the notes evidencing his loans to JMAC. Accordingly, these loans are now evidenced by two notes. The first note is in the principal amount of $7.1 million, bears interest at the prime rate and is payable when, and to the extent, any proceeds are received by JMAC with respect to the JMAC Loan; provided that any unpaid principal and interest is due in November 1999. The second note is in the principal amount of $13.7 million, bears interest at the prime rate and is due in November 1999. Both notes are secured by all of the assets of JMAC, and JMAC continues to owe Mr. Westcott approximately $1.7 million of accrued interest. Mr. Westcott has advised the Company that he does not intend to provide additional funds to JMAC.

     As the Plan has been confirmed, the Company is seeking new sources of debt and equity financing to support the growth of JMAC's operations. Without obtaining this additional financing, the Company does not believe that JMAC can achieve the level of contract purchases necessary to become profitable. There can be no assurance that such additional financing will be available on terms which are acceptable to the Company, if at all. The failure of the Company to receive additional financing would adversely affect its ability to grow JMAC's elective health care procedure financing business and JMAC's ability to attain profitability.


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

                          PART II - OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 1998, the Company held an annual meeting of Shareholders to elect nine individuals to the Board of Directors. A description of the foregoing is contained in the Company's proxy statement dated April 15, 1998 relating to the 1998 annual meeting of shareholders.

There were 27,785,326 shares of the Company's common stock entitled to vote at the annual meeting based on the March 17, 1998 record date of which 93.7% were present in person or by proxy. The Company solicited proxies pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement.

With respect to election to the Board of Directors, the voting was as follows:

                                               VOTES FOR             VOTES WITHHELD
                                               ---------             --------------
Carl H. Westcott                               26,030,888                 29,532
Jack T. Smith                                  26,030,688                 29,732
Joe J. Pollard, III                            26,028,388                 32,032
Paul M. Bass                                   26,030,888                 29,532
John D. Curtis                                 26,029,388                 31,032
C. Gregory Earls                               26,029,388                 31,032
Arthur W. Hollingsworth                        26,028,388                 32,032
Regina T. Montoya                              26,028,388                 32,032
Kern Wildenthal, MD, PhD                       26,031,688                 28,732


ITEM 5.   OTHER INFORMATION

NASDAQ has notified the Company that, since the Company has failed to maintain a closing bid price on its common stock of $1.00 or more in accordance with NASDAQ's listing requirements, NASDAQ intends to delist the Company's common stock on August 24, 1998. The Company plans to request an extension of the time permitted for the Company to take steps to ensure the continued listing of its common stock on NASDAQ. There is no assurance that the Company will obtain such extension or that it will be able to raise the closing bid price of its common stock to comply with NASDAQ's listing requirements. Delisting may harm investors' interests in the Company's common stock, including by materially adversely affecting the trading market and prices for the Company's common stock.

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


                                   JAYHAWK ACCEPTANCE CORPORATION



Date:  August 14, 1998             By:  /s/ Philip E. Falcosky
                                        ---------------------------------------
                                        Philip E. Falcosky
                                        Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


       Exhibit Number           Description
       --------------           -----------


           27                   Financial Data Schedule