Form 10-Q
period 1998-09-30
JAYHAWK ACCEPTANCE CORP
filed 1998-11-16
CIK 919988

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

                         Commission File Number 0-26410


                        JAYHAWK ACCEPTANCE CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                TEXAS                                        75-2486444
----------------------------------                  ----------------------------
   (State or other jurisdiction of                        (I.R.S. employer
    incorporation or organization)                       identification no.)

BRYAN TOWER
2001 BRYAN STREET, SUITE 600, DALLAS, TX                        75201
-----------------------------------------           ----------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (214)  754-1000
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---      ---




         At November 12, 1998, the latest practicable date, there were 27,785,326 shares of Common Stock, $.01 par value, outstanding.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                             PAGE

       Consolidated Balance Sheets at September 30, 1998
       (Unaudited) and December 31, 1997......................................3

       Consolidated Statements of Operations for the three and
       nine months ended September 30, 1998 and 1997 (Unaudited)..............4

       Consolidated Statement of Shareholders' Equity for the
       nine months ended September 30, 1998 (Unaudited).......................5

       Consolidated Statements of Cash Flows for the nine months ended
       September 30, 1998 and 1997 (Unaudited)................................6

       Notes to Consolidated Financial Statements (Unaudited).................7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           Condition and Results of Operations................................9

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................18


SIGNATURES...................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                     ASSETS

                                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                                      1998                     1997
                                                                             --------------------     --------------------
                                                                                  (UNAUDITED)
Cash and cash equivalents                                                    $                485     $              1,905
Restricted cash                                                                                                      1,426
Medical contracts receivable, net                                                          13,296                   13,085
Automotive contracts receivable, net                                                       21,784                   47,525
Furniture, fixtures and equipment, net                                                      3,865                    5,384
Other assets                                                                                1,239                    1,361
                                                                             --------------------     --------------------
Total assets                                                                 $             40,669     $             70,686
                                                                             ====================     ====================


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities                                   $              5,302     $              5,935
  Dealer payable                                                                            8,190                    8,436
  Deferred provider fees, net                                                                 898                    1,027
  Unearned service contract fees                                                               --                       39
  Notes payable (including $21,240 and $20,840 to the principal shareholder
   at September 30, 1998 and December 31, 1997, respectively)                              22,599                   51,072
                                                                             --------------------     --------------------
Total liabilities                                                                          36,989                   66,509

Commitments and contingencies

Shareholders' Equity:
  Common stock, $.01 par value; 40,000,000 shares authorized;
   27,785,326 shares issued and outstanding at September 30, 1998
   and December 31, 1997                                                                      278                      278
  Additional paid-in capital                                                               93,722                   93,722
  Accumulated deficit                                                                     (90,320)                 (89,823)
                                                                             --------------------     --------------------
Total shareholders' equity                                                                  3,680                    4,177
                                                                             --------------------     --------------------
Total liabilities and shareholders' equity                                   $             40,669     $             70,686
                                                                             ====================     ====================

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)




                                                                 THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                              SEPTEMBER 30,
                                                          --------------------------------               -------------------------
                                                            1998                    1997                   1998            1997
                                                          ---------              ---------               ---------       ---------
Revenues:
 Finance charges                                          $   2,488              $   4,093               $  10,227       $  19,806
 Dealer and provider fees                                       797                  2,253                   2,499           8,554
 Service contracts                                               --                    877                      42           3,666
                                                          ---------              ---------               ---------       ---------
                                                              3,285                  7,223                  12,768          32,026

Costs and expenses:
 Sales and marketing                                            385                  1,683                   1,959           8,232
 Operating                                                    2,760                  4,221                   8,844          15,809
 Provision for credit losses                                     --                     68                      --          18,138
 Provision for service contract claims                           --                    175                      --           1,188
 Loss on impairment of fixed assets                              --                     --                      --           3,960
 Interest                                                       681                  1,871                   2,462           6,634
                                                          ---------              ---------               ---------       ---------
                                                              3,826                  8,018                  13,265          53,961
                                                          ---------              ---------               ---------       ---------
Loss before reorganization expense                             (541)                  (795)                   (497)        (21,935)
Reorganization expense                                           --                  2,334                      --           4,196
                                                          ---------              ---------               ---------       ---------
Loss before income taxes                                       (541)                (3,129)                   (497)        (26,131)
Income taxes                                                     --                     --                      --              --
                                                          ---------              ---------               ---------       ---------
Net Loss                                                  $    (541)             $  (3,129)              $    (497)      $ (26,131)
                                                          =========              =========               =========       =========

Basic net loss per share                                  $    (.02)             $    (.13)              $    (.02)      $   (1.09)
                                                          =========              =========               =========       =========

Diluted net loss per share                                $    (.02)             $    (.13)              $    (.02)      $   (1.09)
                                                          =========              =========               =========       =========

Weighted average number of shares outstanding                27,785                 23,930                  27,785         23, 928
                                                          =========              =========               =========       =========


                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)




                                                                         ADDITIONAL
                                                       COMMON             PAID-IN            RETAINED
                                                       STOCK              CAPITAL            EARNINGS              TOTAL
                                                    ------------        ------------       -------------        -------------
Balance at December 31, 1997                        $        278        $     93,722       $     (89,823)       $       4,177

Net loss                                                      --                  --                (497)                (497)
                                                    ------------        ------------       -------------        -------------

Balance at September 30, 1998                       $        278        $     93,722       $     (90,320)       $       3,680
                                                    ============        ============       =============        =============



                 See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                    September 30,
                                                                                    ------------------------------------------
                                                                                             1998                   1997
                                                                                    -------------------     ------------------
Cash flows from operating activities:
  Net loss                                                                             $           (497)      $        (26,131)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                 1,463                  2,297
    Loss on sale/write down of fixed assets                                                          56                  3,960
    Provision for credit losses                                                                      --                 18,138
    Changes in operating assets and liabilities:
     Installment contracts receivable                                                            (5,752)                 7,011
     Income taxes receivable                                                                         --                  1,122
     Other assets                                                                                   122                  1,011
     Dealer payable                                                                                (246)                    --
     Accounts payable and accrued liabilities                                                      (609)                (1,133)
     Deferred dealer and provider fees, net                                                        (129)                  (885)
                                                                                    -------------------     ------------------
Net cash provided by (used in) operating activities                                              (5,592)                 5,390

Cash flows from investing activities:
  Payments to dealers and providers                                                              (7,462)               (31,843)
  Collections of principal on installment contracts receivable                                   38,681                 67,529
  Capital expenditures                                                                               --                 (2,213)
  Decrease (increase) in restricted cash                                                          1,426                  2,606
                                                                                    -------------------     ------------------
Net cash provided by investing activities                                                        32,645                 36,079

Cash flows from financing activities:
  Net borrowings (principal payments) under revolving credit facility                           (25,000)                (3,700)
  Proceeds from issuance of notes payable to principal shareholder                                  400                  7,320
  Principal payments on secured notes payable                                                    (3,873)               (47,551)
  Proceeds from sales of preferred stock of subsidiary                                               --                  5,000
  Proceeds from sales of common stock, net                                                           --                     10
                                                                                    -------------------     ------------------
Net cash provided by (used in) financing activities                                             (28,473)               (38,291)
                                                                                    -------------------     ------------------
Net increase (decrease) in cash and cash equivalents                                             (1,420)                 2,548
Cash and cash equivalents at the beginning of the period                                          1,905                    253
                                                                                    -------------------     ------------------
Cash and cash equivalents at the end of period                                        $             485       $          2,801
                                                                                    ===================     ==================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                              $           2,081       $          4,663
                                                                                    ===================     ==================
  Cash paid for income taxes                                                          $              --       $             --
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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1998 (the "1997 10-K").

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 on January 1, 1998. For the three and nine month periods ended September 30, 1998 and 1997, there was no difference between net income as reported by the Company and comprehensive income as required to be reported by SFAS 130.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:


                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            September 30,                              September 30,
                                                   ------------------------------             ------------------------------
                                                      1998               1997                    1998               1997
                                                   -----------        -----------             -----------        -----------
Numerator:
  Net loss                                         $  (541,000)       $(3,129,000)            $  (497,000)       $(26,131,000)
                                                   ===========        ===========             ===========        ============

Denominator:
  Denominator for basic earnings per
   share - weighted average shares                  27,785,326         23,929,771              27,785,326          23,927,771

  Effect of dilutive securities:
   Stock options                                            --                 --                      --                  --
                                                   -----------        -----------             -----------        ------------
  Dilutive potential common shares                          --                 --                      --                  --

  Denominator for diluted earnings per
   share - adjusted weighted average shares
   and assumed conversions                          27,785,326         23,929,771              27,785,326          23,927,771
                                                   ===========        ===========             ===========        ============

Basic net loss per share                           $     (0.02)       $     (0.13)            $     (0.02)       $      (1.09)
                                                   ===========        ===========             ===========        ============

Diluted net loss per share                         $     (0.02)       $     (0.13)            $     (0.02)       $      (1.09)
                                                   ===========        ===========             ===========        ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     TOTAL REVENUE. Total revenue decreased from $7.2 million for the three months ended September 30, 1997 to $3.3 million for the same period in 1998, a decrease of $3.9 million or 54.2%. The decrease was due to a $3.9 million, or 67.6%, decrease in revenues attributable to the Company's automobile finance program. Revenues attributable to Jayhawk Medical Acceptance Corporation's ("JMAC") elective health care program remained relatively constant in the third quarter of 1998 compared to the same period in 1997. JMAC incurred losses of approximately $0.1 million in the three months ended September 30, 1998, and the Company anticipates that JMAC will continue to incur losses until JMAC obtains additional financing. The decrease in total revenue reflects decreased finance charges, dealer and provider fees, and service contract revenue.

     The decrease in finance charges resulted from the increased number of non-accrual automotive installment sale contracts ("Automotive Contracts") held in the Company's portfolio and from the overall reduction of the Company's Automotive Contract portfolio as existing Automotive Contracts are repaid. The Company's Automotive Contracts receivable, net of allowance for credit losses, decreased from $101.4 million at September 30, 1997 to $21.8 million at September 30, 1998, a decrease of $79.6 million or 78.5%. Finance charges from Automotive Contracts decreased from $3.6 million for the three months ended September 30, 1997 to $1.9 million for the same period in 1998, a decrease of $1.7 million or 47.2%. The Company's medical contracts receivable, net of allowance for credit losses, decreased from $14.0 million at September 30, 1997 to $13.3 million at September 30, 1998, and finance charges from medical procedure installment sale contracts ("Medical Contracts" and, together with Automotive Contracts, "Contracts") increased from $0.5 million during the third quarter of 1997 to $0.6 million for the same period in 1998.

     The average annualized yield on the Company's automobile finance portfolio increased from 6.0% to 7.9% for the three months ended September 30, 1997 and September 30, 1998, respectively. The Company has not purchased any new Automotive Contracts during 1998. The yield on the Company's automobile finance portfolio for the three months ended September 30, 1998 was impacted by the amount of actual collections compared to the estimated future collections used by the Company in establishing the carrying value of the portfolio at December 31, 1997. See "--Credit Loss Policy" and the 1997 10-K. The Company recognizes cash basis income on non-accrual Automotive Contracts provided the estimated net realizable value of the portfolio continues to equal or exceed the carrying value. During the three months ended September 30, 1998, actual collections were less than the estimated future collections used in the December 31, 1997 valuation.

     Non-accrual Automotive Contracts as a percentage of the total number of active (consisting of contracts that have not been charged off for financial statement purposes) Automotive Contracts in the Company's portfolio increased from 40.3% at September 30, 1997 to 73.2% at September 30, 1998. Due to the discontinuation of Automotive Contract purchases, the average age of the Automotive Contracts included in the Company's portfolio will increase, which the Company anticipates will result in an increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio. At September 30, 1998, the non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included in the Company's portfolio was 11.1% as compared to 22.8% at September 30, 1997. This decrease is due primarily to the refinement of underwriting standards for Medical Contracts purchased during the second half of 1997 and the charge-off in 1998 of non-accrual Medical Contracts originated during 1997. The Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual Medical Contracts as a percentage of total Medical Contracts in the portfolio will also increase.

     Dealer and provider fees decreased from $2.3 million for the three months ended September 30, 1997 to $0.8 million for the three months ended September 30, 1998, a decrease of $1.5 million or 65.2%. As no new automotive dealers ("Dealers") are enrolling in the Company's automobile finance program, no dealer fees were recognized during the three months ended September 30, 1998, resulting in a $1.4 million decrease in revenues as compared to the same period in 1997. Fees from providers related to Medical Contracts purchased in JMAC's elective health care program approximated $0.8 million for the three months ended September 30, 1998 compared to $0.9 million for the same period in 1997, a decrease of $0.1 million or 11.1%. This decrease is the result of lower volumes of new provider enrollments and new loan originations in the third quarter of 1998 compared to the same period in 1997.

     Since the Company has discontinued new Automotive Contract purchases and because substantially all service contracts related to existing loans had expired by March 31, 1998, the Company recognized no service contract revenue in the third quarter of 1998. Service contract revenue was $0.9 million for the same period in 1997.

     SALES AND MARKETING. Sales and marketing expenses decreased from $1.7 million for the three months ended September 30, 1997 to $0.4 million for the same period in 1998 and decreased as a percentage of total revenue from 23.3% for the three months ended September 30, 1997 to 11.7% for the three months ended September 30, 1998. No sales and marketing expenses related to the Company's automobile finance program were incurred during the three months ended September 30, 1998, resulting in a $0.9 million decrease in expenses when compared to the same period in 1997. Sales and marketing expenses related to JMAC's elective health care program decreased from $0.8 million for the three months ended September 30, 1997 to $0.4 million for the same period in 1998, a decrease of $0.4 million or 50.0%, and decreased as a percentage of related revenues from 55.3% for the third quarter of 1997 to 15.8% for the third quarter of 1998. These decreases are primarily attributable to the formation of an advertising fund to which JMAC pays, on behalf of the health care providers, 8% of the amount financed on certain Medical Contracts for use by the fund to inform the public of programs available from JMAC to finance elective health care procedures and to promote the use of such programs.

     OPERATING EXPENSES. Operating expenses decreased from $4.2 million for the three months ended September 30, 1997 to $2.8 million for the same period in 1998, a decrease of $1.4 million or 33.3%, but increased as a percentage of total revenue from 58.4% for the third quarter of 1997 to 84.0% for the third quarter of 1998. The dollar decrease in operating expenses was due to a decrease of $1.6 million, or 45.5%, in operating expenses attributable to the Company's automobile finance program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the reduction of revenue as a result of the overall reduction in the Company's portfolio of Automotive Contracts.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses decreased from $0.1 million for the three months ended September 30, 1997 to $0.0 million for the same period in 1998. The decrease in the provision for credit losses is primarily due to the substantial elimination of new Automotive Contract purchases in 1997, the maturity of the Company's portfolio of Automotive Contracts, and the level of allowances for credit losses established in prior periods. See "--Credit Loss Policy".

     Provision for Service Contract Claims. As substantially all service contracts have expired and existing accruals for estimated claims are considered adequate, no provision for service contract claims was included in the results of operations for the three months ended September 30, 1998. The Company provided $0.2 million for service contract claims for the same period in 1997.

     INTEREST EXPENSE. Interest expense decreased from $1.9 million during the third quarter of 1997 to $0.8 million during the same period in 1998. The decrease was due primarily to the retirement of debt secured by the Company's portfolio of Automotive Contracts.

     REORGANIZATION EXPENSES. Reorganization expenses relate to costs incurred by the Company in connection with its filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on February 7, 1997. The Company incurred $2.3 million of reorganization expenses in the third quarter of 1997. The Company's Plan of Reorganization ("Plan") was confirmed effective October 21, 1997, and no further reorganization expenses were incurred during 1998.

     INCOME TAXES. Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was 0% for the three-month periods ended September 30, 1998 and September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     TOTAL REVENUE. Total revenue decreased from $32.0 million for the nine months ended September 30, 1997 to $12.8 million for the same period in 1998, a decrease of $19.2 million or 60.0%. The decrease was due to a $19.0 million decrease in revenues attributable to the Company's automobile finance program and a $0.2 million decrease in revenues attributable to JMAC's elective health care program. The decrease in total revenues reflects decreased finance charges, dealer and provider fees, and service contract revenue.

     Finance charges decreased from $19.8 million for the nine months ended September 30, 1997 to $10.2 million for the same period in 1998, a decrease of $9.6 million or 48.5 %. The decrease was due to a $10.3 million decrease in finance charges from Automotive Contracts offset by a $0.7 million increase in finance charges from Medical Contracts. The decrease in finance charges from Automotive Contracts resulted primarily from the increased number of non-accrual Automotive Contracts held in the Company's portfolio and from the overall reduction of the Automotive Contract portfolio as existing Contracts are repaid.

     Dealer and provider fees decreased from $8.5 million for the nine months ended September 30, 1997 to $3.0 million for the nine months ended September 30, 1998, a decrease of $5.5 million or 64.7%. As no new Dealers are enrolling in the Company's automobile finance program, no dealer fees were recognized during the nine months ended September 30, 1998, resulting in a $5.1 million decrease in revenues as compared to the same period in 1997. Fees from providers related to Medical Contracts purchased in JMAC's elective health care program, approximated $3.0 million for the nine months ended September 30, 1998 compared to $3.4 million for the same period in 1997, a decrease of $0.4 million or 11.8%. This decrease is the result of lower volumes of new provider enrollments and new loan originations in the second and third quarters of 1998 compared to the same period in 1997.

     Service contract revenue decreased from $3.7 million for the nine months ended September 30, 1997 to $42,000 for the same period in 1998 due to the discontinuation of new Automotive Contract purchases and the expiration of service contracts related to existing loans.

     SALES AND MARKETING. Sales and marketing expenses decreased from $8.2 million for the nine months ended September 30, 1997 to $2.0 million for the same period in 1998 and decreased as a percentage of total revenue from 25.7% for the nine months ended September 30, 1997 to 15.3% for the nine months ended September 30, 1998. No sales and marketing expenses related to the Company's automobile finance program were incurred during the nine months ended September 30, 1998, resulting in a $4.1 million decrease in expenses when compared to the same period in 1997. Sales and marketing expenses related to JMAC's elective health care program decreased from $4.1 million for the nine months ended September 30, 1997 to $2.0 million for the same period in 1998, a decrease of $2.1 million or 51.2%, and decreased as a percentage of related revenues from 91.6% for the first nine months of 1997 to 41.5% for the same period in 1998. This decrease is due primarily to the curtailment of marketing efforts to providers resulting from decreased liquidity available to JMAC after the filing of the Company's Chapter 11 petition and the operations of the advertising fund referred to above. See "--Liquidity and Capital Resources".

     OPERATING EXPENSES. Operating expenses decreased from $15.8 million for the nine months ended September 30, 1997 to $8.8 million for the same period in 1998, a decrease of $7.0 million, or 44.3%, but increased as a percentage of total revenue from 49.4% for the first nine months of 1997 to 69.3% for the first nine months of 1998. The dollar decrease in operating expenses was due to a $6.7 million, or 50.9%, decrease in operating expenses attributable to the Company's automobile finance program and a $0.3 million, or 9.5%, decrease in operating expenses attributable to JMAC's elective health care program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the reduction of revenue as a result of the overall reduction in the Company's portfolio of Automotive Contracts.

     PROVISION FOR CREDIT LOSSES. The amount provided for credit losses decreased from $18.1 million for the nine months ended September 30, 1997 to $0.0 million for the same period in 1998. The decrease in the provision for credit losses is primarily due to the substantial elimination of new Automotive Contract purchases in 1997, the maturity of the Company's portfolio of Automotive Contracts, and the level of allowances for credit losses established in prior periods. See "--Credit Loss Policy".

     PROVISION FOR SERVICE CONTRACT CLAIMS. As substantially all service contracts have expired and existing accruals for estimated claims are considered adequate, no provision for service contract claims was included in the results of operations for the nine months ended September 30, 1998. The Company provided $1.2 million for service contract claims for the same period in 1997.

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

     INTEREST EXPENSE. Interest expense decreased from $6.6 million during the first nine months of 1997 to $2.5 million during the same period in 1998. The decrease was due primarily to the retirement of debt secured by the Company's portfolio of Automotive Contracts.

     REORGANIZATION EXPENSES. Reorganization expenses relate to costs incurred by the Company in connection with its filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on February 7, 1997. The Company incurred $2.3 million of reorganization expenses in the nine months ended September 30, 1997. The Plan was confirmed effective October 21, 1997, and no further reorganization expenses were incurred during 1998.

     INCOME TAXES. Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was 0% for the nine-month periods ended September 30, 1998 and September 30, 1997.


MEDICAL CONTRACTS RECEIVABLE

     Medical Contracts receivable, net consist of the following (in thousands):

                                                         SEPTEMBER 30,                  DECEMBER 31,
                                                              1998                          1997
                                                  -------------------------      ------------------------
                                                          (UNAUDITED)
Gross installment contracts receivable              $            17,079            $         21,375
Unearned finance charges                                         (1,253)                     (1,863)
Deferred loan origination fees                                     (887)                       (945)
                                                  -------------------------      ------------------------
Medical Contracts receivable                                     14,939                      18,567
Allowance for credit losses                                      (1,643)                     (5,482)
                                                  -------------------------      ------------------------
Medical Contracts receivable, net                    $           13,296            $         13,085
                                                  =========================      ========================


AUTOMOTIVE CONTRACTS RECEIVABLE

         Automotive Contracts receivable, net consist of the following (in thousands):

                                                         SEPTEMBER 30,                  DECEMBER 31,
                                                              1998                          1997
                                                  -------------------------      ------------------------
                                                          (UNAUDITED)
Gross installment contracts receivable              $            85,726            $        156,473
Unearned finance charges                                        (10,325)                    (17,600)
                                                  -------------------------      ------------------------
Automotive Contracts receivable                                  75,401                     138,873
Allowance for credit losses                                     (53,617)                    (91,348)
                                                  -------------------------      ------------------------
Automotive Contracts receivable, net                $            21,784            $         47,525
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

     The total dollar amount of non-accrual Automotive Contracts as a percentage of Automotive Contracts receivable was approximately 83.6% and 47.8% at September 30, 1998 and September 30, 1997, respectively. The total dollar amount of non-accrual Medical Contracts as a percentage of Medical Contracts receivable was approximately 10.4% at September 30, 1998. Due to the discontinuation of Automotive Contract purchases, the average age of the Automotive Contracts included in the Company's portfolio will increase, which the Company anticipates will result in an increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio. At the same time, the Company anticipates that as the average age of the Medical Contracts included in its portfolio increases, non-accrual contracts as a percentage of total Medical Contracts in the portfolio will also rise. Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related allowance for credit losses.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer holdbacks for the periods indicated (dollars in thousands):

                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED

                                                                      SEPTEMBER 30,                           SEPTEMBER 30,

                                                              ----------------------------           ----------------------------
                                                                  1998            1997                   1998            1997
                                                              -----------     ------------           ------------     -----------

Gross installment contracts receivable charged off........    $     2,863      $    53,157           $     43,045     $   144,166
 Charged against dealer holdbacks (1).....................             --           42,526                     --         115,332
 Charged against unearned finance charges.................            275            7,852                  2,648          21,340
 Charged against allowance for credit losses..............          2,588            2,779                 40,397           7,494

Provision for credit losses...............................             --               68                     --          18,138

                                                                                                        SEPTEMBER 30,
                                                                                           ------------------------------------
                                                                                                  1998                 1997
                                                                                           ---------------      ---------------
As a % of gross installment contracts receivable:
 Dealer holdbacks (1)                                                                                 --  %                18.7%
 Allowance for credit losses                                                                          53.8%                36.2%

As a % of installment contracts receivable:
 Allowance for credit losses                                                                          61.2%                41.1%
 Net charge-offs against allowance for credit losses                                                  44.7%                 3.6%

-----------------------------------
   (1) As a result of the Plan, the Company no longer splits collections 80% to a Dealer's pool and 20% to the Company. Due to this change in the nature of the Company's obligations to Dealers, the Company no longer reports a dealer holdback netted against advances to Dealers. See the 1997 10-K.


LIQUIDITY AND CAPITAL RESOURCES

     The Plan was confirmed effective October 21, 1997. The Company will rely upon collections on its existing Automotive Contracts to meet Plan obligations, and any funds available for purposes other than meeting Plan obligations will be very limited. There can be no assurance that collections ultimately realized from Automotive Contracts will be sufficient to meet Plan obligations, and any failure to meet Plan obligations could have a material adverse effect on the Company.

     Under the Plan, the Company's debt to its former revolving credit lender was scheduled to be paid in full at the end of the third quarter. However, a balance of approximately $1.4 million remained as of September 30, 1998. An extension was obtained and such remaining balance was paid in October 1998.

     The Plan allowed the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) until after repayment of the Company's former revolving credit lender in order to ensure the adequacy of its working capital after a scheduled payment. The Company deferred approximately $4.6 million of the $7.7 million (net of an estimated $.7 million attributable to Dealers who are contesting their claims) in payments to unsecured creditors originally scheduled for the first three quarters of 1998. Under the Plan, such deferred balances are payable, together with other scheduled payments, in quarterly installments aggregating approximately $4.8 million in the fourth quarter of 1998 and approximately $3.3 million thereafter through the fourth quarter of 1999. The Plan also allows the Company to defer a portion of these future payments, with any deferred amounts payable to the extent of cash available on each subsequent scheduled payment date. The Company expects to defer a portion of payments to Dealers and JMAC scheduled for the fourth quarter of 1998. The possibility of such deferrals was anticipated by the Plan and does not cause the Company to be in default under the Plan, nor does it require Bankruptcy Court approval.

     While JMAC was not a party to the Company's Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had made a $7.1 million loan to the Company (the "JMAC Loan") prior to the Company's filing of the Chapter 11 Petition (which loan is eliminated in consolidation for financial statement purposes), and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of such loan, prior to confirmation of the Plan. In connection with the deferral of payments to unsecured creditors discussed above, the Company deferred approximately $1.9 million of the $2.3 million originally scheduled for payment to JMAC during the first three quarters of 1998. The remaining principal balance of $7.1 million, plus accrued interest at September 30, 1998 of approximately $0.7 million, is payable in five equal installments, including interest, through December 1999. The Company expects to defer a portion of the payment to JMAC scheduled for the fourth quarter of 1998.

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

     On November 12, 1997 Mr. Westcott agreed to consolidate and extend the maturities of the notes evidencing his loans to JMAC. Accordingly, these loans are now evidenced by two notes. The first note is in the principal amount of $7.1 million, bears interest at the prime rate and is payable when, and to the extent, any proceeds are received by JMAC with respect to the JMAC Loan; provided that any unpaid principal and interest is due in November 1999. The second note is in the principal amount of $13.7 million, bears interest at the prime rate and is due in November 1999. Both notes are secured by all of the assets of JMAC, and JMAC continues to owe Mr. Westcott approximately $1.8 million of accrued interest. Mr. Westcott has advised the Company that he does not intend to provide additional funds to JMAC.

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

Year 2000

     Until recently, most computer software and hardware, as well as chips and processors imbedded in various products (collectively referred to as "computer applications"), used two digits, rather than four, to define the applicable year. Such computer applications may recognize a date using "00" as the year 1900 rather than the year 2000. Consequently, many business and governmental entities face the risk of some degree of interruption in their operations when using computer applications to process dates of January 1, 2000 and beyond. This is known as the Year 2000 issue.

     The Company's loan servicing, loan application, general ledger and accounts payable systems comprise its critical information technology ("IT") systems.
The Company has conducted a review of its critical IT systems to identify components that are not Year 2000 compliant and is developing an implementation plan to resolve this issue. Additionally, letters of compliance are being obtained from all vendors of standard systems, and the Company plans to conduct tests of all systems to provide an enhanced degree of confidence for Year 2000 compliance. All of the Company's critical operating systems accommodate four digit entry and processing of year data. However, these systems also permit two-digit entry of such data, which could result in errors in the processing of such data. The Company believes the risk of such errors can be mitigated through enhancements of operating procedures without material cost to the Company. In addition, the Company uses various ancillary programs to extract and/or manipulate data from the operating systems for reporting and other purposes. A preliminary assessment indicates these programs will require some modifications to properly process data pertaining to dates after the year 2000. Management believes these modifications can be accomplished in conjunction with the routine ongoing maintenance of its computer systems without material cost to the Company. Replacement or modification of known non-compliant systems has commenced, and the Company expects to complete this process during the second quarter of 1999.

     In addition to its internal systems, the Company also relies, directly and indirectly, on the systems of third parties, such as banks and credit bureaus, for the accurate exchange of data and for financial processing capabilities.
The Company is contacting these third parties to determine what actions, if any, may be needed to mitigate its risks relating to the failure of such third parties to be Year 2000 compliant in a timely fashion.

     Software and hardware, such as security, power management, and telephone systems, that facilitate the operations of the Company's corporate offices comprise the Company's primary non-IT systems. The Company is in the process of assessing the Year 2000 compliance of the non-IT systems that operate at its facilities and expects to conclude this assessment by March 31, 1999.

     The Company has not incurred, nor does it expect to incur, material costs in readying its computer applications for the year 2000. The IT and non-IT systems currently in place or expected to be in place were not purchased specifically, nor was their installation accelerated, because of the Year 2000 issue.

     The Company's failure to fully or timely implement its Year 2000 compliance plan or the occurrence of an unexpected Year 2000 problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity, or financial condition. Additionally, with respect to third parties, there can be no assurance that their systems will be rendered Year 2000 compliant on a timely basis or that any resulting Year 2000 issues would not have an adverse effect on the results of operations of the Company. The Company believes that the most likely negative effects, if any, could include delays in underwriting Medical Contracts, delays in the Company's servicing assigned Contracts, and delays in the ability to pay certain suppliers.

     The Company believes that the Year 2000 compliance of its IT and non-IT systems as well as its efforts to assess the Year 2000 compliance of third parties should minimize the business difficulties encountered as a result of the Year 2000 issue. Consequently, the Company does not anticipate the need to formulate contingency plans to deal with the Year 2000 issues and has not formulated such plans. If this assessment changes the Company will develop contingency plans as deemed necessary.

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


                                    JAYHAWK ACCEPTANCE CORPORATION



Date:  November 16, 1998            By:  /s/ Philip E. Falcosky
                                         ---------------------------------------
                                         Philip E. Falcosky
                                         Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit Number           Description


      27           Financial Data Schedule