Form 10-K405
period 1998-12-31
JAYHAWK ACCEPTANCE CORP
filed 1999-04-15
CIK 919988

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No _______
                                         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes   X     No __________
                            -------

As of April 12, 1999, the aggregate market value of the shares of the registrant's common stock, $.01 par value ("Common Stock") (based upon the average of the closing bid and asked prices of these shares on the OTC Bulletin Board on such date), held by nonaffiliates was approximately $561,289.

At April 12, 1999, there were 27,785,326 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

The registrant's definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the end of the Registrant's 1998 fiscal year pursuant to Regulation 14A, is incorporated by reference into Part III.

================================================================================
                    See Exhibit Index Beginning on Page 48.

                        JAYHAWK ACCEPTANCE CORPORATION

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

PART I ...............................................................................................   1
      Item 1.  Business...............................................................................   1
      Item 2.  Properties.............................................................................   5
      Item 3.  Legal Proceedings......................................................................   6
      Item 4.  Submission of Matters to a Vote of Security-holders....................................   6
PART II ..............................................................................................   7
      Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................   7
      Item 6.  Selected Financial Data................................................................   7
      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   8
      Item 8.  Financial Statements and Supplementary Data............................................  20
PART III .............................................................................................  41
      Item 10.  Directors and Executive Officers of the Registrant....................................  41
      Item 11.  Executive Compensation................................................................  41
      Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  41
      Item 13.  Certain Relationships and Related Transactions........................................  41
PART IV ..............................................................................................  42
      Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  42

                                    PART I

ITEM 1. BUSINESS
        --------

GENERAL

     Jayhawk Acceptance Corporation (the "Company") was founded in June 1993, and its principal executive offices are located at Bryan Tower, 2001 Bryan Street, Suite 600, Dallas, Texas.

     The Company is a specialized financial services company that, through Jayhawk Medical Acceptance Corporation, its wholly owned subsidiary ("JMAC"), has been principally engaged in offering an indirect financing source for elective health care procedures since confirmation of its Plan of Reorganization (the "Plan") under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in October 1997. See "--Background." JMAC's elective health care program involves the purchasing of retail installment sales contracts ("Medical Contracts") originated by participating health care providers ("Providers") that finance elective health care procedures performed by the Providers. JMAC has been engaged in the elective health care financing business since August 1996. As of March 31, 1999, 626 Providers were enrolled in JMAC's elective health care program and JMAC had purchased over 13,000 Medical Contracts and financed in excess of $49 million of elective health care procedures. JMAC incurred losses of approximately $2.8 million in 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Although JMAC's elective health care program was originally based on the business model used by the Company in its automotive finance business, JMAC has made significant changes to such model and expects that it will continue to refine its elective health care business model. Currently, JMAC offers Providers two elective health care financing programs - the "Experience Program" and the "Walk-Away Program." In order to participate in either program, a Provider enters into a provider agreement (a "Provider Agreement") with JMAC. There is no enrollment fee associated with the Company's Walk-Away Program, but each Provider participating in the Experience Program currently pays JMAC a non-refundable enrollment fee (generally $1,500) at the time it executes a Provider Agreement and an annual fee (generally $1,500) to continue participation in the program.


     EXPERIENCE PROGRAM

     Under the Experience Program, upon its purchase of a Medical Contract, JMAC pays the Provider an amount for the Medical Contract that generally approximates 58% to 68% of the principal amount of the Medical Contract (an "Acquisition Payment"). This percentage is higher than what the Company paid automotive dealers, in part, because the obligors under Medical Contracts are generally "A," "B," and "C" credits as opposed to the "D credits" that typically participated in the Company's automotive finance program. Beginning in 1998, once a Medical Contract is purchased under this program, eight percent of the principal amount of the Medical Contract is paid on the Provider's behalf (in lieu of to the Provider) to Jayhawk Medical Advertising Fund, a non-profit corporation, for use in informing the public of programs available from JMAC to finance elective health care procedures and to promote the use of such programs.

     Each Medical Contract purchased under the Experience Program becomes part of a pool of Medical Contracts purchased from Providers. JMAC retains 100% of the principal and interest collected on Medical Contracts included within a pool until JMAC has eliminated its credit risk with respect to the Medical Contracts included in that pool. JMAC generally is obligated to make a payment (a "Pool Distribution Payment") to Providers with respect to a pool, if and to the extent that, at the end of any calendar quarter, the cumulative total of all principal collections received by JMAC on all Medical Contracts in the pool exceeds the sum (the "Pool Balance") of (i) the cumulative total of all Acquisition Payments paid for all Medical Contracts in that pool, plus (ii) an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, plus (iii) the cumulative total of all prior Pool Distribution Payments made with respect to the pool.

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

     As a result of the Experience Program business model, the performing Medical Contracts within a pool effectively secure JMAC's recovery of Acquisition Payments paid with respect to any non-performing Medical Contracts within the pool. In addition, because the Acquisition Payment generally approximates 58% to 68% of the principal amount of the Medical Contract, the credit risk associated with JMAC's purchase of Medical Contracts is mitigated. Furthermore, by tying the amount of any Pool Distribution Payment to the performance of a pool of Medical Contracts, JMAC's program aims to align the interests of the Providers and JMAC in maximizing the quality of, and therefore the collections on, Medical Contracts included within a pool. However, risk does exist that Acquisition Payments made to a Provider may not be fully recouped from the collections related to a pool since the default rate on any individual pool could be so extreme that collections would not be sufficient to recover all Acquisition Payments paid with respect to the Medical Contracts included within such pool. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     WALK-AWAY PROGRAM

     Under JMAC's Walk-Away Program, upon its purchase of a Medical Contract, JMAC pays the Provider an Acquisition Payment that generally ranges from 50% to 90% of the principal amount of the Medical Contract, depending on the creditworthiness of the obligor. With respect to Medical Contracts purchased under this program, Providers are not entitled to any Pool Distribution Payments or other payments relating to the performance of the Medical Contract or a pool of such contracts.

BACKGROUND

     From its inception through June 1997, the Company's principal business involved serving automotive dealers ("Dealers") by providing an indirect financing source to buyers of used vehicles with limited access to traditional sources of consumer credit. The Company purchased automobile installment sale contracts ("Automotive Contracts" and, together with Medical Contracts, "Contracts") from Dealers, secured by low-priced used vehicles that typically were purchased by consumers with substandard credit histories--commonly referred to as "D credits." The Company's automotive finance business used a business model that is similar to the Experience Program used in its elective health care finance business.

     In the fourth quarter of 1996, following a reevaluation of the overall profitability and credit quality of its existing pools of Automotive Contracts, the Company terminated its relationship with a number of its participating Dealers and changed the basis on which it was willing to purchase Automotive Contracts from others. As a result of these actions and because a continuing business relationship was an important factor in the Company's determination of the recoverability of amounts paid to Dealers for Automotive Contracts, on January 30, 1997, the Company announced a special charge in the fourth quarter of 1996 to increase its allowance for credit losses.

     The fourth quarter special charge caused the Company to be in noncompliance with a financial covenant under its primary revolving credit facility. Furthermore, the Company's planned additional financing in January 1997 failed to materialize. The Company commenced discussions with its revolving lender regarding the covenant violation and its cash needs in light of the failure to consummate the additional financing. On February 7, 1997, after the Company's revolving lender did not make requested additional advances under the Company's revolving credit facility and informed the Company that it intended to deliver to the Company a notice of default and a notice of acceleration under the credit facility, the Company (excluding its subsidiaries) filed a voluntary petition for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Proceeding"). See "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations--Chapter 11 Proceeding" and "--Liquidity and Capital Resources," and Note 2 of the Notes to Consolidated Financial Statements of the Company included herein.

     After filing the Chapter 11 Petition and prior to confirmation of the Plan, the Company managed its business as a debtor-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). In connection with the Chapter 11 Proceeding, among other things, the Company ultimately discontinued its purchases of Automotive Contracts. On October 10, 1997 the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Plan. Since that date, the Company has operated in accordance with the Plan.

OPERATIONS

     The Company is a specialized financial services company that, through JMAC, its wholly owned subsidiary, is principally engaged in offering an indirect financing source for elective health care procedures. In addition to its elective health care business, the Company continues servicing and collecting its portfolio of Automotive Contracts acquired prior to confirmation of the Plan. See "--Background" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." See Note 8 of the Notes to Consolidated Financial Statements of the Company included herein for certain revenue, profit/loss and asset information regarding the Company's business segments.

     The Company does not presently plan to resume the purchase of Automotive Contracts and instead intends to focus on JMAC's elective health care procedure financing business. The Company believes the elective health care financing business is currently less competitive than the automotive financing business and will generate installment contracts for purchase from borrowers with substantially better credit than its automotive financing business. The Company may also in the future examine other specialty finance areas that it believes would generate contracts for purchase meeting generally the criteria of the Medical Contracts JMAC is currently purchasing.

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

     SALES AND MARKETING

     JMAC focuses substantial sales and marketing efforts on increasing the number and quality of Medical Contracts purchased and, to a lesser extent, enrolling new Providers into its elective health care program. At March 31, 1999, 626 Providers were enrolled in JMAC's program and the Company's installment contracts receivable for Medical Contracts was $14.0 million.

     Initially, these efforts primarily consisted of targeted radio, television and print advertising designed to increase public awareness of and participation in JMAC's elective health care program. Since the first quarter of 1999, JMAC has substantially curtailed such advertising in favor of banner advertising on internet websites that JMAC believes will likely be viewed by prospective patients. These banner advertisements are linked to a website providing information about JMAC's elective health care program. Upon accessing this website, the prospective patient can access and complete an application asking a series of screening questions to preliminarily determine whether that person will be eligible to participate in JMAC's program. If a positive determination is made, JMAC furnishes the prospective patient the names of Providers participating in JMAC's program that offer the requested medical procedures and offers to arrange an appointment. A prospective patient will then meet with a Provider. If the prospective patient and the Provider reach an agreement as to the required services and the cost thereof, the patient will complete a credit application for review by JMAC. JMAC will then verify information provided by the prospective patient in the screening process and review information in the prospective patient's credit report, among other procedures, and determine the amount of any financing it is willing to provide in connection with the requested procedures. See "--Medical Contract Underwriting."

     PROVIDER DUE DILIGENCE AND ACCEPTANCE

     Prior to accepting a Provider into JMAC's program, JMAC performs certain procedures designed to verify that the Provider has obtained necessary licenses and will operate within JMAC's guidelines. These procedures include: (i) reviewing copies of necessary licenses; (ii) performing a background investigation, which may include obtaining credit reports, accessing certain public data repositories and talking with local and state governmental agencies and medical boards; and (iii) requiring the Provider to enter into a Provider Agreement.

     Under the Provider Agreement, a Provider agrees that it will not submit a Medical Contract to JMAC for purchase unless it meets certain conditions, including that it complies with all applicable federal, state and local laws and regulations.

     The Provider Agreement may be terminated for any reason by JMAC or by the Provider upon 30 days' prior written notice, or JMAC may terminate the Provider Agreement immediately upon an event of default by the Provider. Events of default include: (i) the breach by the Provider of any of its obligations or covenants under the Provider Agreement, which breach continues unremedied for a period of ten days after JMAC provides written notice thereof to the Provider;
(ii) the breach by the Provider of any representations or warranties set forth in the Provider Agreement; or (iii) the misrepresentation by the Provider of any information or circumstances relating to any Medical Contracts submitted to JMAC, any obligor under any such Medical Contract or any health care services. If the Provider Agreement is terminated and an event of default has not occurred on the part of the Provider, JMAC will pay the Provider any Pool Distribution Payments to which he may be entitled as they become due. If JMAC determines that an event of default has occurred or if any claim or action is made or brought against JMAC that arises out of or relates to the Provider's sale and/or provision of health care services or the Provider's origination of any Contract, then the Provider is obligated to (a) repurchase from JMAC the Medical Contracts that are the subject of or affected by such event of default or claim or action for an amount equal to the lesser of the Acquisition Payments paid for such Medical Contracts or the sum of all amounts remaining to be paid on such Medical Contracts or (b) upon the demand of JMAC, repurchase all of the Medical Contracts sold by such Provider for an amount equal to the lesser of the aggregate total of Acquisition Payments paid by JMAC for all of the purchased Medical Contracts or the aggregate total sum of all amounts remaining to be paid on all the Medical Contracts sold to JMAC by such Provider.

     MEDICAL CONTRACT UNDERWRITING

     If the prospective patient and the Provider reach an agreement as to the required services and the cost thereof, the patient will complete a credit application for review by JMAC. JMAC will then verify information provided by the prospective patient in the initial screening process and review the prospective patient's credit report and certain other personal information. A credit analyst then determines the terms on which JMAC would be willing to purchase a Medical Contract financing the health care procedures. If the Provider agrees to such terms, a Medical Contract is prepared and executed by the patient and the Provider and subsequently sold to JMAC.

     SERVICING AND COLLECTIONS

     Customer service representatives monitor and manage the collection of their assigned Contracts supported by a computerized priority system. The Company's computer system provides personnel with immediate access to all information contained in a Contract, including the amount of the Contract, maturity, interest rate, and payment history. The Company's practice is to work with the delinquent consumers to ensure they continue making payments. However, if the Company believes a delinquent consumer will be unable to service the Contract in an acceptable manner or is dealing in bad faith, the Company typically will commence additional collection efforts. The Company will generally pursue the customer for deficiency amounts either directly or through agents.

COMPETITION

     Although the Company does not believe that JMAC currently directly competes with commercial banks, savings and loans, and credit unions, it does face competition from a number of companies providing or capable of providing financing to individuals for elective health care procedures. Many of these competitors or potential competitors have significantly greater resources than the Company. To the extent that any of such lenders significantly expand their activities in this market, the Company could be materially adversely affected. The Company believes that it competes primarily on the basis of service to its participating Providers and the price paid for Medical Contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS AND CONCENTRATION OF BUSINESS

     JMAC purchases Medical Contracts from participating Providers located in major metropolitan areas throughout the United States. No single state accounted for more than 28% of the total number of Medical Contracts purchased by JMAC between December 31, 1997 and December 31, 1998 or between December 31, 1998 and March 31, 1999.

     No single Provider accounted for more than 3% of the total number of Medical Contracts purchased by JMAC between December 31, 1997 and December 31, 1998 or between December 31, 1998 and March 31, 1999, and the groups of 25 Providers that sold the greatest number of Medical Contracts to JMAC during such periods accounted for less than 36% of the total number of Medical Contracts purchased by JMAC during such periods.

     All of the Company's assets are located in the United States.

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

EMPLOYEES

     As of March 31, 1999, the Company had approximately 80 full time employees, approximately half of which were primarily performing services in connection with the Company's elective health care financing business. None of the Company's employees are represented by a union.

ITEM 2. PROPERTIES
        ----------

     The Company leases approximately 26,526 square feet that it uses for its corporate offices in Dallas, Texas. The lease is for a term ending June 30, 1999 and provides for monthly rent of approximately $23,200. Management is considering its options with respect to the period after the termination of its existing lease and believes that its current facilities are sufficient to meet its current needs and that alternative space will be available on reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

CHAPTER 11 PROCEEDING

     On February 7, 1997, the Company (excluding its subsidiaries) filed the Chapter 11 Petition and commenced the Chapter 11 Proceeding. See "Item 1. Business--Background."

     On October 10, 1997, the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Plan. Since that date, substantially all collections on the Company's portfolio of Automotive Contracts have been used to fund operating expenses and to liquidate Plan obligations. Obligations to the Company's revolving lender, other secured creditors and unsecured trade creditors aggregating approximately $41.6 million on October 21, 1997, plus interest as required, have been paid in full in accordance with the terms of the Plan.

     Under the terms of the Plan, all current and future obligations to Dealers are fixed at either a settlement offer contained in the Plan or an amount to be adjudicated by the Bankruptcy Court. The Company is obligated under the Plan to make payments to settling Dealers aggregating approximately $6.0 million. In addition, non accrual automotive contracts receivable with principal balances totaling approximately $99.0 million dollars (which were previously charged off for financial statement purposes) were transferred to a trust benefiting the settling Dealers. Dealers to which the Company made settlement offers totaling approximately $2.4 million have rejected such settlements and the value, if any, of related claims will be determined by the Bankruptcy Court.

     The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers) in order to ensure the adequacy of its working capital after a scheduled payment. As collections on its Automotive Contracts since October 1997 have been lower than contemplated by the Plan, the Company deferred approximately $3.9 million of the $4.6 million originally scheduled for payment to JMAC and settling Dealers through September 30, 1998. At December 31, 1998, the Company continues to owe approximately $7.9 million to Dealers (including an estimated $2.4 million to non-settling Dealers) and approximately $7.5 million to JMAC (including accrued interest of approximately $.4 million), which amounts are generally due under the Plan in quarterly installments through December 31, 1999. The Plan also allows the Company to defer the future scheduled payments. Based on current projected levels of future collections on its Automotive Contracts, the Company expects to defer some of the future scheduled payments to JMAC and the Dealers into the year 2000. Further, although the Company believes the projected levels of collections are attainable, there can be no assurance that such projections will ultimately be realized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Chapter 11 Proceeding" and Note 2 of the Notes to Consolidated Financial Statements of the Company included herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        ---------------------------------------------------

     No matter was submitted to a vote of the Company's security-holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The Company's outstanding common stock, par value $.01 per share (the "Common Stock"), was quoted on the Nasdaq National Market under the trading symbol "JACC" from the Company's initial public offering in August 1995 until the Chapter 11 Proceeding on February 7, 1997. From February 7, 1997 until November 10, 1998, the Common Stock was quoted on the Nasdaq National Market under the trading symbol "JACC(Q)." On November 10, 1998, the Common Stock was delisted from the Nasdaq National Market, and since that time has been quoted on the OTC Bulletin Board under the symbol "JACC." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market during the period the Common Stock was quoted on the Nasdaq National Market and the high and low closing bid prices as reported by the OTC Bulletin Board thereafter. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                           High    Low
                                                          ------  ------

     Calendar 1997:
               First Quarter                                11.5    1.25
               Second Quarter                             2.4375  0.9375
               Third Quarter                                 2.0    0.75
               Fourth Quarter                             2.5938   1.125

     Calendar 1998:
               First Quarter                              1.5625   0.875
               Second Quarter                             1.0312  0.4688
               Third Quarter                              0.6875  0.1875
               Fourth Quarter                             0.9062  0.0312

     Calendar 1999:
               First Quarter                                0.25  0.0156
               Second Quarter (through April 12, 1999)    0.0625  0.0312


     On April 12, 1999, the closing bid price as reported on the OTC Bulletin Board for the Common Stock was $0.035 per share.

     The Company believes that as of April 12, 1999, there were approximately 2,000 holders of Common Stock of record or through nominee or street name accounts with brokers.

     Since inception, the Company has not paid any dividends. The Company has no present plans to pay any cash dividends on its Common Stock and currently intends to retain its earnings to finance its business.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The selected historical financial data presented below as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the financial statements of the Company and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

STATEMENT OF OPERATIONS DATA:                              FOR THE
                                                         YEAR ENDED
                                                         DECEMBER 31,
                                  ------------------------------------------------------------
                                      1994          1995        1996        1997       1998
                                  -------------  ----------  ----------  ----------  ---------
Revenues:                                (dollars in thousands, except per share data)
 Finance charges................      $  4,695    $ 17,693   $  41,905    $ 22,798   $ 12,075
 Dealer and provider fees.......         1,084       4,095       8,455       8,692      2,910
 Service contracts..............           ---         ---       3,206       4,058         42
                                      --------    --------   ---------    --------   --------
 Total revenue..................         5,779      21,788      53,566      35,548     15,027
Costs and expenses:
 Sales and marketing............         2,808       4,730       9,198       8,973      2,547
 Operating......................         4,622       7,408      16,654      18,786     11,231
 Provision for credit losses....           526       2,243      71,062      30,674      2,200
 Provision for service contract
  claims........................           ---         ---       1,310       1,070        ---
 Loss on impairment of fixed
  assets........................           ---         ---         ---       4,346        ---
 Interest.......................           305       1,320       6,268       7,996      3,005
                                      --------    --------   ---------    --------   --------
 Total costs and expenses.......         8,261      15,701     104,492      71,845     18,983
                                      --------    --------   ---------    --------   --------
Income (loss) before
 reorganization expense.........        (2,482)      6,087     (50,926)    (36,297)    (3,956)
Reorganization expense..........           ---         ---         ---       4,701        ---
                                      --------    --------   ---------    --------   --------
Income (loss) before income
 taxes..........................        (2,482)      6,087     (50,926)    (40,998)    (3,956)
 Income taxes expense (benefit).           ---       1,187      (1,187)        ---        ---
                                      --------    --------   ---------    --------   --------
Net income (loss)...............      $ (2,482)   $  4,900   $ (49,739)   $(40,998)    (3,956)
                                      ========    ========   =========    ========   ========

Net income (loss) per common
 and equivalent
 share - diluted................      $   (.16)   $    .26   $   (2.17)   $  (1.68)  $   (.14)
Weighted average number of
 common and equivalent shares
 outstanding - diluted (in
 thousands).....................        15,345      18,732      22,931      24,456     27,785

CASH FLOW DATA:
Provided by (used in) operating
 activities.....................      $ (2,015)   $  6,093   $   8,194    $  4,779   $ (8,475)
Provided by (used in) investing
 activities.....................       (13,217)    (68,654)   (125,665)     49,457     37,218
Provided by (used in) financing
 activities.....................        20,322      56,557     117,604     (52,584)   (29,832)
Net increase (decrease) in cash
 and cash equivalents...........         5,090      (6,004)        133       1,652     (1,089)

                                          1994        1995        1996        1997       1998
                                      --------    --------   ---------    --------   --------
BALANCE SHEET DATA:
Installment contracts receivable      $ 35,114    $167,491   $ 373,740    $157,440     45,760
Allowance for credit losses.....          (533)     (2,308)    (74,742)    (96,830)   (16,991)
                                      --------    --------   ---------    --------   --------
Installment contracts
 receivable, net................        34,581     165,183     298,998      60,610     28,769
All other assets................         7,738       8,190      22,462      10,076      5,264
                                      --------    --------   ---------    --------   --------
 Total assets...................      $ 42,319    $173,373   $ 321,460    $ 70,686     34,033
                                      ========    ========   =========    ========   ========

Dealer holdbacks, net...........      $ 20,239    $ 82,373   $ 157,968    $  ---          ---
Total debt......................         7,500      32,386     108,647      51,072     21,240
Other liabilities...............         2,571      10,034      14,661      15,437     12,572
Shareholders' equity............        12,009      48,580      40,184       4,177        221
                                      --------    --------   ---------    --------   --------
 Total liabilities and
  shareholders' equity..........      $ 42,319    $173,373   $ 321,460    $ 70,686     34,033
                                      ========    ========   =========    ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        --------------

GENERAL

     The Company is a specialized financial services company that, through JMAC, its wholly owned subsidiary, has been principally engaged in offering an indirect financing source for elective health care procedures since confirmation of the Plan. In addition to its elective health care business, the Company continues servicing and collecting its portfolio of Automotive Contracts acquired prior to confirmation of the Plan. See "Item 1. Business--General" and "--Background." JMAC's elective health care program involves the purchasing of Medical Contracts originated by participating Providers that finance elective health care procedures performed by the Providers. JMAC has been engaged in the elective health care financing business since August 1996. As of March 31, 1999, approximately 626 Providers were enrolled in JMAC's elective health care program and JMAC had purchased over 13,000 Medical Contracts and financed in excess of $49 million of elective health care procedures. JMAC incurred losses of approximately $2.8 million in 1998. See Note 8 of the Notes to Consolidated Financial Statements of the Company included herein for certain revenue, profit/loss and asset information regarding the Company's business segments.

     The Company's Medical Contracts are short-term in duration (generally 6 to 24 months with an average original term of approximately 20 months for Medical
Contracts purchased in 1998) and unsecured.   Since the health care procedures
provided through the Company's program are elective in nature, the Company believes its revenues could be adversely impacted by changes in interest rates.

     Although JMAC's elective health care program was originally based on the business model used by the Company in its automotive finance business, JMAC has made significant changes to such model and expects that it will continue to refine its elective health care business model. Currently, JMAC offers Providers two elective health care financing programs - the "Experience Program" and the "Walk-Away Program." In order to participate in either program, a Provider enters into a Provider Agreement with JMAC. There is no enrollment fee associated with the Company's Walk-Away Program, but each Provider participating in the Experience Program currently pays JMAC a nonrefundable enrollment fee (generally $1,500) at the time it executes a Provider Agreement and an annual fee (generally $1,500) to continue participation in the program.

     EXPERIENCE PROGRAM

     Under the Experience Program, upon its purchase of a Medical Contract, JMAC pays the Provider an Acquisition Payment that generally approximates 58% to 68% of the principal amount of the Medical Contract. This percentage is higher than what the Company paid Dealers, in part, because the obligors under Medical Contracts are generally "A," "B," and "C" credits as opposed to the "D credits" that typically participated in the Company's automotive finance program. Beginning in 1998, once a Medical Contract is purchased under this program, eight percent (8%) of the principal amount of the Medical Contract is paid on the Provider's behalf (in lieu of to the Provider) to Jayhawk Medical Advertising Fund, a non-profit corporation, for use in informing the public of programs available from JMAC to finance elective health care procedures and to promote the use of such programs.

     Each Medical Contract purchased under the Experience Program becomes part of a pool of Medical Contracts purchased from Providers. JMAC retains 100% of the principal collected on Medical Contracts included within a pool until JMAC has eliminated its credit risk related to that pool. JMAC generally is obligated to make a Pool Distribution Payment to Providers with respect to a pool, if and to the extent, at the end of any calendar quarter, the cumulative total of all principal collections, less applicable costs, received by JMAC on all Medical Contracts in the pool exceeds the Pool Balance. The Pool Balance is the sum of (i) the cumulative total of all Acquisition Payments paid for all Medical Contracts in that pool, plus (ii) an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, plus (iii) the cumulative total of all prior Pool Distribution Payments made with respect to the pool.

     JMAC "closes" an active pool on the last day of each calendar year and establishes a "new" pool for the subsequent calendar year. Since Providers are entitled to Pool Distribution Payments with respect to a pool only after JMAC recovers all Acquisition Payments paid in connection with Medical Contracts included within the pool and receives an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, the "closing" of a pool and inclusion of subsequently purchased Medical Contracts in a "new" pool results in Providers receiving distributions with respect to pools sooner than would otherwise be the case. Notwithstanding the establishment of "new" pools, however, the Provider Agreement provides that if JMAC determines that principal collections with respect to any pool are likely to be less than the Pool Balance for such pool, JMAC may add all or a portion of the Pool Balance for that pool to the Pool Balance for any other pool, which effectively cross-collateralizes Medical Contracts within and among pools.

     As a result of the Experience Program business model, the performing Medical Contracts within a pool effectively secure JMAC's recovery of Acquisition Payments paid with respect to any non-performing Medical

Contracts within the pool. In addition, because the Acquisition Payment generally approximates 58% to 68% of the principal amount of the Medical Contract, the credit risk associated with JMAC's purchase of Medical Contracts is mitigated. Furthermore, by tying the amount of any Pool Distribution Payment to the performance of a pool of Medical Contracts, JMAC's program aims to align the interests of the Providers and JMAC in maximizing the quality of, and therefore the collections on, Medical Contracts included within a pool. However, risk does exist that Acquisition Payments made to a Provider may not be fully recouped from the collections related to a pool since the default rate on any individual pool could be so extreme that collections would not be sufficient to recover all Acquisition Payments paid with respect to the Medical Contracts included within such pool. See "Item 1. Business--General."

     WALK-AWAY PROGRAM

     Under JMAC's Walk-Away Program, upon its purchase of a Medical Contract, JMAC pays the Provider an Acquisition Payment that generally ranges from 50% to 90% of the principal amount of the Medical Contract, depending on the creditworthiness of the obligor. With respect to Medical Contracts purchased under this program, Providers are not entitled to any Pool Distribution Payments or other payments relating to the performance of the Medical Contract or a pool of such contracts.

CHAPTER 11 PROCEEDING

     GENERAL

     On February 7, 1997, the Company filed the Chapter 11 Petition in the Bankruptcy Court. The discussion below sets forth various aspects of the Chapter 11 Proceeding but is not intended to be an exhaustive summary. For additional information regarding the Chapter 11 Proceeding, reference is made to the Plan and the related disclosure statement filed as exhibits to the Company's Current Report on Form 8-K, dated October 23, 1997. See "Item 1. Business-- Background" and "Item 3. Legal Proceedings--Chapter 11 Proceeding."

     In the fourth quarter of 1996, following a reevaluation of the overall profitability and credit quality of its existing pools of Automotive Contracts, the Company terminated its relationship with a number of its participating Dealers and changed the basis on which it was willing to purchase Automotive Contracts from others. As a result of these actions and because a continuing business relationship was an important factor in the Company's determination of the recoverability of amounts paid to Dealers for Automotive Contracts, on January 30, 1997, the Company announced a special charge of $15.5 million in the fourth quarter of 1996 to increase its allowance for credit losses.

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

     After filing the Chapter 11 Petition and prior to confirmation of the Plan, the Company managed its business as a debtor-in-possession subject to the supervision and control of the Bankruptcy Court. As the Company's assets were pledged to secure its lenders, the Company was required to obtain Bankruptcy Court authorization for its use of such lenders' cash collateral. Although the Company received authorization to use a portion of its revolving lender's cash collateral, such authorization was limited to the payment of expenses and purchase of Automotive Contracts in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company implemented a number of cost saving measures. Among other things, the Company ultimately discontinued marketing its automotive finance program to Dealers and discontinued purchases of Automotive Contracts. On October 10, 1997, the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Plan.

     The Company does not presently intend to resume the purchase of Automotive Contracts. Since October 21, 1997, substantially all collections on the Company's portfolio of Automotive Contracts have been used to fund operating expenses and to liquidate Plan obligations. Obligations to the Company's revolving lender, other secured creditors, and unsecured trade creditors aggregating approximately $41.6 million on October 21, 1997, plus interest as required, have been paid in full in accordance with the terms of the Plan.

     Under the terms of the Plan, all current and future obligations to Dealers are fixed at either a settlement offer contained in the Plan or an amount to be adjudicated by the Bankruptcy Court. The Company is obligated under the Plan to make payments to settling Dealers aggregating approximately $6.0 million. In addition, non-accrual automotive contracts receivable with principal balances totaling approximately $99 million (which were previously charged off for financial statement purposes) were transferred to a trust benefiting the settling Dealers. Dealers to which the Company made settlement offers totaling approximately $2.4 million have rejected such settlements, and the value, if any, of related claims will be determined by the Bankruptcy Court. See "Item 3. Legal Proceedings--Chapter 11 Proceeding" and Note 2 of the Notes to Consolidated Financial Statements of the Company included herein.

     While JMAC was not a party to the Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had loaned approximately $7.1 million (the "JMAC Loan") to the Company prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of the JMAC Loan (which is eliminated in consolidation for financial statement purposes), prior to confirmation of the Plan.

     The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) in order to ensure the adequacy of its working capital after a scheduled payment. As collections on its Automotive Contracts since October 1997 have been lower than contemplated by the Plan, the Company deferred approximately $3.9 million of the $4.6 million originally scheduled for payment to JMAC and settling dealers through September 30, 1998. At December 31, 1998, the Company continues to owe approximately $7.9 million to Dealers (including an estimated $2.4 million to non-settling Dealers) and approximately $7.5 million to JMAC (including accrued interest of approximately $.4 million), which amounts are generally due under the Plan in quarterly installments through December 31, 1999. The Plan also allows the Company to defer some or all of future scheduled payments. Based on current projected levels of future collections on its Automotive Contracts, the Company expects to defer some of the future scheduled payments to JMAC and the Dealers into the year 2000. Further, although the Company believes the projected levels of collections are attainable, there can be no assurance that such projections will ultimately be realized.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to total revenue for the periods indicated.

                                                                    Percentage of Total Revenue
                                                                   ------------------------------
                                                                   For the Year Ended December 31,
                                          -------------------------------------------------------------------------
                                                  1994            1995           1996         1997         1998
                                            -----------------  -----------  -------------   --------  --------------
Revenues:
 Finance charges                                        81.2%        81.2%           78.2%     64.1%           80.4%
 Dealer and provider fees                               18.8         18.8            15.8      24.5            19.4
 Service Contracts                                       ---          ---             6.0      11.4             0.2
                                                ------------    ---------    ------------   -------    ------------
   Total revenue                                       100.0        100.0           100.0     100.0           100.0
Costs and expenses:
 Sales and marketing                                    48.6         21.7            17.2      25.2            17.0
 Operating                                              80.0         34.0            31.1      52.9            74.7
 Provision for credit losses                             9.1         10.3           132.7      86.3            14.6
 Provision for service                                   ---          ---             2.4       3.0             ---
   contract claims
 Loss on impairment of assets                            ---          ---             ---      12.2             ---
 Interest                                                5.3          6.1            11.7      22.5            20.0
                                                ------------    ---------    ------------   -------    ------------
   Total costs and expenses                            143.0         72.1           195.1     202.1           126.3
                                                ------------    ---------    ------------   -------    ------------
Income (loss) before reorganization                    (43.0)  27.9  27.9          (95.1)    (102.1)          (26.3)
 expense
Reorganization expense                                   ---          ---             ---     (13.2)            ---
                                                ------------    ---------    ------------   -------    ------------
Income (loss) before income taxes                      (43.0)        27.9           (95.1)   (115.3)          (26.3)
Income taxes                                             ---         (5.4)           (2.3)      ---             ---
                                                ------------    ---------    ------------   -------    ------------
Net income (loss)                                      (43.0)%       22.5%          (92.9)%  (115.3)%         (26.3)%
                                                ============    =========    ============   =======    ============

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total Revenue. Total revenue decreased from $35.5 million for the year ended December 31, 1997 to $15.0 million for the same period in 1998, a decrease of $20.5 million or 57.7%. The decrease was due to a $20.9 million, or 68.2%, decrease in revenues attributable to the Company's automobile finance program, offset by a $.4 million, or 7.7% increase in revenues attributable to JMAC's elective health care program. JMAC incurred losses of approximately $2.8 million in the year ended December 31, 1998, and the Company anticipates that JMAC will continue to incur losses until JMAC obtains additional financing. The decrease in total revenue reflects decreased finance charges, dealer and provider fees, and service contract revenue.

     The decrease in finance charges resulted primarily from the overall reduction of the Company's Automotive Contract portfolio as existing Automotive Contracts are repaid. The Company's Automotive Contracts receivable, net of allowance for credit losses, decreased from $47.5 million at December 31, 1997 to $16.7 million at December 31, 1998, a decrease of $30.8 million or 64.8%. Finance charges from Automotive Contracts decreased from $21.5 million for the year ended December 31, 1997 to $9.7 million for the same period in 1998, a decrease of $11.8 million or 54.9%. Non-accrual Automotive Contracts as a percentage of the total number of active (consisting of contracts that have not been charged off for financial statement purposes) Automotive Contracts in the Company's portfolio increased from 51.8% at December 31, 1997 to 61.3% at December 31, 1998. Due to the discontinuation of Automotive Contract purchases, the average age of the Automotive Contracts included in the Company's portfolio will increase, which the Company anticipates will result in an increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio.

     The Company's Medical Contracts receivable, net of allowance for credit losses, remained relatively constant between December 31, 1997 and December 31, 1998. However, in 1997, the Company's portfolio of

Medical Contracts grew from $2.1 million to $13.1 million. As a result, finance charges from Medical Contracts increased from $1.3 million in 1997 to $2.4 million in 1998. At December 31, 1998, the non-accrual Medical Contracts as a percentage of the total number of Medical Contracts included in the Company's portfolio was 17.4% as compared to 29.4% at December 31, 1997. This decrease is due primarily to the refinement of underwriting standards for Medical Contracts purchased during the second half of 1997 and the charge-off in 1998 of non-accrual Medical Contracts originated during 1997.

     Dealer and provider fees decreased from $8.7 million for the year ended December 31, 1997 to $2.9 million for the year ended December 31, 1998, a decrease of $5.8 million or 66.7%. As no new Dealers are enrolling in the Company's automobile finance program, no dealer fees were recognized during the year ended December 31, 1998, resulting in a $5.1 million decrease in revenues as compared to the same period in 1997. Fees from Providers related to Medical Contracts purchased in JMAC's elective health care program approximated $2.9 million for the year ended December 31, 1998 compared to $3.6 million for the same period in 1997, a decrease of $0.7 million or 19.4%. This decrease is the result of lower volumes of new Provider enrollments and new loan originations in the second half of 1998 compared to the same period in 1997 as JMAC continued its search for additional financing. See "--Liquidity and Capital Resources"

     Since the Company has discontinued new Automotive Contract purchases and because substantially all service contracts related to existing loans had expired by March 31, 1998, the Company recognized only $42,000 of service contract revenue during 1998. Service contract revenue was $4.1 million in 1997.

     Sales and Marketing. Sales and marketing expenses decreased from $9.0 million for the year ended December 31, 1997 to $2.5 million for the year ended December 31, 1998 and decreased as a percentage of total revenue from 25.2% in 1997 to 17.0% in 1998. No sales and marketing expenses related to the Company's automobile finance program were incurred during 1998, resulting in a $4.2 million decrease in expenses when compared to 1997. Sales and marketing expenses related to JMAC's elective health care program decreased from $4.8 million in 1997 to $2.5 million in 1998, a decrease of $2.3 million or 47.9%, and decreased as a percentage of related revenues from 97.9% for 1997 to 48.3% for 1998. These decreases are primarily attributable to the formation of an advertising fund to which JMAC pays, on behalf of Providers, 8% of the amount financed on certain Medical Contracts for use by the fund to inform the public of programs available from JMAC to finance elective health care procedures and to promote the use of such programs. See Note 10 of the Notes to Consolidated Financial Statements of the Company included herein.

     Operating Expenses. Operating expenses decreased from $18.8 million for the year ended December 31, 1997 to $11.2 million for the year ended December 31, 1998, a decrease of $7.6 million or 40.4%, but increased as a percentage of total revenue from 52.8% in 1997 to 74.7% in 1998. The dollar decrease in operating expenses was due to a decrease of $7.8 million, or 49.5%, in operating expenses attributable to the Company's automobile finance program offset by an increase of $.2 million, or 7.6%, in operating expenses attributable to JMAC's elective health care program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the reduction of revenue as a result of the overall reduction in the Company's portfolio of Automotive Contracts.

     Provision for Credit Losses. The provision for credit losses decreased from $30.7 million in 1997 to $2.2 million in 1998. In the fourth quarter of 1998, the Company recognized a charge of $1.1 million as a result of an increase in the estimated time required to collect its portfolio of Automotive Contracts and a corresponding increase in the estimated costs of collecting and servicing the portfolio. In addition, $1.1 million was provided for estimated credit losses on the Company's portfolio of Medical Contracts. The decrease in the provision for credit losses is primarily due to the substantial elimination of new Automotive Contract purchases in 1997, the maturity of the Company's portfolio of Automotive Contracts, and the level of allowances for credit losses established in prior periods. See "--Credit Loss Policy".

     Provision for Service Contract Claims. As all service contracts have expired and previously established accruals were adequate to cover claims incurred, no provision for service contract claims was included in the results of operations for the year ended December 31, 1998. The Company provided $0.2 million for service contract claims in 1997.

     Interest Expense. Interest expense decreased from $8.0 million for the year ended December 31, 1997 to $3.0 million for the year ended December 31, 1998. The decrease was due primarily to the retirement of debt secured by the Company's portfolio of Automotive Contracts.

     Reorganization Expenses. Reorganization expenses relate to costs incurred by the Company in connection with its Chapter 11 Proceeding. The Company incurred $4.7 million of reorganization expenses during 1997. The Plan was confirmed effective October 21, 1997, and no further reorganization expenses were incurred during 1998.

     Income Taxes. Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was 0% for the years ended December 31, 1998 and December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Total Revenue. Total revenue decreased from $53.6 million for the year ended December 31, 1996 to $35.6 million for the same period in 1997, a decrease of $18.0 million or 33.6%. Revenues attributable to the Company's automobile finance program decreased by $22.5 million, or 42.3%. The decrease in automotive revenues was comprised primarily of a $19.1 million decrease in finance charges and a $2.9 million decrease in dealer fees, resulting primarily from the Company's discontinuation of its automotive finance program in July 1997, the increased number of non-accrual Automotive Contracts held in the Company's portfolio, and the overall reduction of the Automotive Contract portfolio as existing Automotive Contracts are repaid. The number of Automotive Contracts purchased during 1997 decreased by 71,323 compared to 1996, and Automotive Contracts receivable, net of the allowance for credit losses, decreased from $297 million at December 31, 1996 to $48 million at December 31, 1997. Revenues attributable to JMAC's elective health care program increased by $4.5 million. JMAC was formed in August 1996 and recognized revenues of only $0.4 million in 1996. Medical Contracts receivable, net of the allowance for credit losses, increased from $2 million at December 31, 1996 to $13 million at December 31, 1997.

     Sales and Marketing. Sales and marketing expenses decreased from $9.2 million for the year ended December 31, 1996 to $9.0 million for the same period in 1997 and increased as a percentage of total revenue from 17.2% for the year ended December 31, 1996 to 25.2% for the year ended December 31, 1997. The increase in sales and marketing expenses as a percentage of revenue was a result of the Company's effort to expand JMAC's elective health care program, which incurred approximately $4.8 million of sales and marketing expenses for the year ended December 31, 1997 (compared to $0.8 million for the same period in 1996). Sales and marketing expenses of JMAC's elective health care program were 97.9% of revenues attributable to the elective health care program for the year ended December 31, 1997. Sales and marketing expenses for the Company's automobile finance program for the year ended December 31, 1997 primarily represent previously paid sales commissions which are amortized for financial statement purposes over the period of the related enrollment fee revenues. Such expenses approximated 13.6% and 15.8% of revenues attributable to the Company's automobile finance program for the year ended December 31, 1997 and December 31, 1996, respectively.

     Operating Expenses. Operating expenses increased from $16.7 million for the year ended December 31, 1996 to $18.8 million for the same period in 1997, an increase of $2.1 million or 12.6%, and increased as a percentage of total revenue from 31.1% for the year ended December 31, 1996 to 52.9% for the same period in 1997. The dollar increase in operating expenses was due to an increase of $2.0 million in operating expenses attributable to JMAC's elective health care program and a $0.1 million increase in operating expenses attributable to the Company's automobile finance program. The increase in operating expenses as a percentage of total revenue was primarily attributable to the higher percentage of non-accrual contracts included within the Company's portfolio during the year ended December 31, 1997 when compared with 1996 and the higher level of operating expenses as a percentage of revenue of JMAC's elective health care program when compared with the Company's automobile finance program.

     Provision for Credit Losses. The amount provided for credit losses decreased from $71.1 million for the year ended December 31, 1996 to $30.7 million for the same period in 1997. The decrease in the provision for credit losses was primarily due to the Company's discontinuance of Automotive Contract purchases and the decrease in the portfolio of Automotive Contracts. See "-- Chapter 11 Proceeding" and "--Credit Loss Policy."

     Provision for Service Contract Claims. The Company provided $1.1 million for service contract claims for the year ended December 31, 1997 as compared to $1.3 million for the same period in 1996. The decrease in the provision for service contract claims was primarily attributable to the expiration of service contracts originated prior to 1997 and the Company's discontinuance of Automotive Contract purchases in 1997.

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

CREDIT LOSS POLICY

     The level of unrecovered acquisition payments and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance for credit losses. Credit loss experience, changes in the character, size and age of the Company's overall installment contracts portfolio, and management's judgment are other factors used in assessing the overall adequacy of the resulting provision for credit losses. Ultimate losses may vary from current estimates, and the amount of the provision, which is a current expense, may be either greater or less than the actual charge-offs. In the fourth quarter of 1997, a special charge of approximately $12.5 million was taken to write down automotive installment contracts receivable to then estimated net realizable value and to establish as a liability the estimated fixed amount due to Dealers under the Plan. The Company estimated the net realizable value of automotive receivables based on expected future collections of principal, interest and fees less all estimated future costs associated with owning, collecting and managing these Automotive Contracts.

     Revenue on Automotive Contracts is recognized under a method which approximates the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the Contract is repossessed, whichever occurs first. Revenue on non-accrual Automotive Contracts is recognized as collected, provided the estimated net realizable value equals or exceeds the net carrying value of the remaining Automotive Contracts. Revenue on Medical Contracts is recognized under the interest method of accounting until the underlying obligation is 60 days contractually past due.

     The total dollar amount of non-accrual Automotive Contracts as a percentage of Automotive Contracts receivable was approximately 77.6% and 62.7% at December 31, 1998 and December 31, 1997, respectively. Due to the discontinuation of Automotive Contract purchases, the average age of the Automotive Contracts included in the Company's portfolio will increase, which the Company anticipates will result in an increase in non-accrual Automotive Contracts as a percentage of the total number of Automotive Contracts included in the Company's portfolio. The total dollar amount of non-accrual Medical Contracts as a percentage of Medical Contracts receivable was approximately 22.8% and 27.6% at December 31, 1998 and December 31, 1997, respectively. Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related allowance for credit losses. Prior to January 1, 1998, such Contract balances were charged against the related dealer holdback.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, the allowance for credit losses and dealer holdbacks for the periods indicated:

                                                                For the Year Ended December 31,
                                                                    (dollars in thousands)
                                 ---------------------------------------------------------------------------------------------
                                       1994             1995               1996                1997               1998
                                    $      %(1)       $       %(1)       $       %(1)       $        %(1)       $       %/(1)/
                                 ---------------------------------------------------------------------------------------------
Gross installment contracts        $ 21  100.0%    $11,147  100.0%    $74,573  100.0%    $184,788  100.0%    $94,596  100.0%
   receivable charged-off
Charged against dealer               17   80.1       8,918   80.0      59,658   80.0      145,999   79.0         ---  ---/(2)/
   holdbacks
Charged against unearned              4   19.9       1,761   15.8      11,290   15.1       27,221   14.7       8,610    9.1%
   finance charges
Charged against allowance           ---    ---         468    4.2       3,625    4.9       11,544    6.3      85,613   90.5%
   for credit losses
Charged against other               ---    ---         ---    ---         ---    ---           25    0.0         373    0.4%
Provision for credit losses         526     (3)      2,243     (3)     71,062     (3)      30,674     (3)      2,200     (3)

                                                                                   DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                       1994      1995    1996      1997       1998
                                                                   ----------  -------  -------  --------   --------
As a % of gross installment contracts receivable:
    Dealer holdbacks                                                   80.0%     80.0%    80.0%   ---/(2)/  ---/(2)/
    Allowance for credit losses                                         1.3       1.2     16.8   55.0      32.9
As a % of installment contracts receivable:
    Allowance for credit losses                                         1.5       1.4     19.7   61.7      37.1
    Net charge-offs against allowance for credit losses                 ---       0.3      1.0    7.3     187.1

______________________
(1) As a percent of gross installment contracts receivable charged-off.
(2) In conjunction with the confirmation of the Plan, obligations to dealers were established at fixed amounts. Accordingly, remaining dealer holdbacks were credited to the allowance for credit losses in the fourth quarter of 1997.
(3) Not meaningful.

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

     While JMAC was not a party to the Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had loaned approximately $7.1 million to the Company prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of the JMAC Loan (which is eliminated in consolidation for financial statement purposes), prior to confirmation of the Plan.

     Obligations to the Company's revolving lender, other secured creditors, and unsecured trade creditors aggregating approximately $41.6 million on October 21, 1997, plus interest as required, have been paid in full in accordance with the terms of the Plan. The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) in order to ensure the adequacy of its working capital after a scheduled payment. As collections on its Automotive Contracts since October 1997 have been lower than contemplated by the Plan, the Company deferred approximately $3.9 million of the $4.6 million originally scheduled for payment to JMAC and settling dealers through September 30, 1998. At December 31, 1998, the Company continues to owe approximately $7.9 million to Dealers (including an estimated $2.4 million to non-settling Dealers) and approximately $7.5 million to JMAC (including accrued interest of approximately $.4 million), which amounts are generally due under the Plan in quarterly installments through December 31, 1999. The Plan also allows the Company to defer some or all of future scheduled payments. Based on current projected levels of future collections on its Automotive Contracts, the Company expects to defer some of the future scheduled payments to JMAC and the Dealers into the year 2000. See "--Chapter 11 Proceeding," "Item 3. Legal Proceedings-- Chapter 11 Proceeding" and Notes 2 and 6 of the Notes to Consolidated Financial Statements of the Company included herein.

     Additionally, after commencement of the Chapter 11 Petition, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Carl Westcott, the Company's Chairman and largest shareholder, provided approximately $12.3 million of financing to JMAC between January 30, 1997 and September 30, 1997 (including the $5 million of proceeds from Mr. Westcott's purchase of 50,000 shares of JMAC preferred stock which was subsequently exchanged for 3,855,555 shares of the Company's Common Stock). Furthermore, at the request of JMAC's revolving credit lender, Mr. Westcott purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the facility.

     On November 12, 1997 Mr. Westcott agreed to consolidate and extend the maturities of the notes evidencing his loans to JMAC. Accordingly, these loans are now evidenced by two notes. The first note is in the principal amount of $7.1 million, bears interest at the prime rate and is payable when, and to the extent, any proceeds are received by JMAC with respect to the JMAC Loan; provided that any unpaid principal and interest is due in November 1999. The second note is in the principal amount of $13.7 million, bears interest at the prime rate and is due in November 1999. Additionally, in 1998, Mr. Westcott loaned an additional $400,000 to JMAC, which loan bears interest at the prime rate and is payable on demand. All of these notes are secured by all of the assets of JMAC, and JMAC continues to owe Mr. Westcott approximately $1.8 million of accrued interest. Mr. Westcott has advised the Company that he does not intend to provide additional funds to JMAC.

     Since confirmation of the Plan, the Company has sought new sources of debt and equity financing to support the growth of JMAC's operations. Without obtaining this additional financing, the Company does not believe that JMAC can achieve the level of contract purchases necessary to become profitable. Additionally, as described above, approximately $21.2 million of loans payable by JMAC to Mr. Westcott are due on demand or in November 1999. The failure to refinance this indebtedness would have a material adverse effect on the Company. There can be no assurance that any such financing will be available on terms which are acceptable to the Company, if at all. The Board of Directors appointed a special committee consisting of Paul Bass, Committee Chairman, Arthur Hollingsworth and Dr. Kern Wildenthal to assist it in developing, reviewing and structuring a range of strategic alternatives intended to maximize the value of JMAC to the Company, including the possible sale of all or part of JMAC. The special committee has engaged the investment banking firm of Hoak Breedlove Wesneski & Co. to assist in connection with the strategic review. There can be no assurances, however, of the outcome of the strategic review. As a result of the foregoing and the other matters cited in their report, the report of the Company's independent certified public accountants states that these matters raise substantial doubt about the Company's ability to continue as a going concern. See the Consolidated Financial Statements of the Company included herein.

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

     The Company's loan servicing, loan application, general ledger and accounts payable systems comprise its critical information technology ("IT") systems.
The Company has conducted a review of its critical IT systems to identify components that are not Year 2000 compliant and is developing an implementation plan to resolve this issue. Such plan is expected to be completed by the end of May 1999. Additionally, letters of compliance are being obtained from all vendors of standard systems, and the Company plans to conduct tests of all systems to provide an enhanced degree of confidence for Year 2000 compliance. The Company expects to complete these tests by the end of the third quarter of 1999. All of the Company's critical operating systems accommodate four digit entry and processing of year data. However, these systems also permit two digit entry of such data, which could result in errors in the processing of such data. The Company believes the risk of such errors can be mitigated through enhancements of operating procedures without material cost to the Company. In addition, the Company uses various ancillary programs to extract and/or manipulate data from the operating systems for reporting and other purposes. A preliminary assessment indicates these programs will require some modifications to properly process data pertaining to dates after the year 2000. Management believes these modifications can be accomplished in conjunction with the routine ongoing maintenance of its computer systems without material cost to the Company. Replacement or modification of known noncompliant systems commenced in July 1998, and the Company expects to complete this process during the second quarter of 1999.

     In addition to its critical systems, the Company also relies, directly and indirectly, on the systems of third parties, such as banks and credit bureaus, for the accurate exchange of data and for financial processing capabilities.
The Company is contacting these third parties to determine what actions, if any, may be needed to mitigate its risks relating to the failure of such third parties to be Year 2000 compliant in a timely fashion. The Company expects to complete such review and assessment by the end of the second quarter of 1999.

     Software and hardware, such as security, power management, and telephone systems, that facilitate the operations of the Company's corporate offices comprise the Company's primary non-IT systems. The Company is in the process of assessing the Year 2000 compliance of the non-IT systems that operate at its facilities and expects to conclude the assessment by August 1999.

     The Company has not incurred, nor does it expect to incur, material costs in readying its computer applications for the year 2000. The IT and non-IT systems currently in place or expected to be in place were not purchased specifically, nor was their installation accelerated, because of the Year 2000 issue.

     The Company's failure to fully or timely implement its Year 2000 compliance plan or the occurrence of an unexpected Year 2000 problem could result in the disruption of normal business activities or operations and have a material adverse effect on the Company's results of operations, liquidity, or financial condition. Additionally, with respect to third parties, there can be no assurance that their systems will be rendered Year 2000 compliant on a timely basis or that any resulting Year 2000 issues would not have an adverse effect on the results of operations of the Company. The Company believes that the most likely negative effects, if any, could include delays in underwriting Medical Contracts, delays in the Company's servicing of assigned Contracts, and delays in the ability to pay certain suppliers. Such effects, if significant, would likely result in lost revenues or increased operating costs.

     The Company believes that the Year 2000 compliance of its IT and non-IT systems, as well as its efforts to assess the Year 2000 compliance of third parties should minimize the business difficulties encountered as a result of the Year 2000 issue. Should the third parties with whom the Company has banking and credit investigation relationships fail to comply with Year 2000 requirements, the Company will consider changing its suppliers of such services to suppliers who are Year 2000 compliant. Consequently, the Company does not anticipate the need to formulate contingency plans to deal with the Year 2000 issues and has not formulated such plans. If this assessment changes, the Company will develop contingency plans as deemed necessary.

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

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere herein, including the matters relating to the Plan and any beliefs with respect thereto, financial projections and Year 2000 are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the recoverability of amounts paid for Contracts, the delinquency and default rates with respect to Contracts included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, JMAC's limited operating history, the impact of changes in regulation or litigation, the management of growth, risks associated with technology and other risks described herein. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                        Description                                       Page No.
                                        -----------                                       --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                            21

REPORT OF INDEPENDENT AUDITORS                                                                22

FINANCIAL STATEMENTS:
     Consolidated Balance Sheets as of December 31, 1998 and 1997                             23
     Consolidated Statements of Operations for the years ended
        December 31, 1998, 1997 and 1996                                                      24
     Consolidated Statement of Shareholders' Equity for the years ended
        December 31, 1998, 1997 and 1996                                                      25
     Consolidated Statements of cash Flows for the years ended
        December 31, 1998, 1997 and 1996                                                      26
     Notes to Consolidated Financial Statements                                               27

     No financial statement schedules required by this Item are listed in response to Item 14 of this report on Form 10-K as the required information is included in the footnotes to the consolidated financial statements.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Jayhawk Acceptance Corporation

  We have audited the accompanying consolidated balance sheet of Jayhawk Acceptance Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jayhawk Acceptance Corporation and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in more detail in Note 2 to the consolidated financial statements, Jayhawk Acceptance Corporation incurred significant losses in 1996, 1997 and 1998, and discontinued its purchases of Automotive Contracts. The Company relies upon collections of its existing Automotive Contracts in order to meet its obligations under the Plan of Organization ("Plan"), projects funds available other than for meeting Plan obligations will be limited, and has deferred a portion of the Plan payments originally scheduled for 1998 as allowed under the Plan. In addition, the Company's notes payable to its principal shareholder are due in 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



/s/GRANT THORNTON LLP

Dallas, Texas
April 14, 1999

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
Jayhawk Acceptance Corporation

  We have audited the accompanying consolidated balance sheet of Jayhawk Acceptance Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jayhawk Acceptance Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in more detail in Note 2 to the consolidated financial statements, Jayhawk Acceptance Corporation incurred significant losses in 1996 and 1997, discontinued its purchases of Automotive Contracts, relies upon collections on its existing Automotive Contracts in order to meet its obligations under the Plan of Organization ("Plan"), projects funds available other than for meeting Plan obligations will be limited, and expects to defer a portion of the Plan payments originally scheduled for 1998 as allowed under the Plan. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                                            /s/ERNST & YOUNG LLP

Dallas, Texas
March 6, 1998

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                      ASSETS

                                                                                    DECEMBER 31,             DECEMBER 31,
                                                                                        1998                     1997
                                                                               --------------------     -------------------
Cash and cash equivalents...................................................               $    816                $  1,905
Restricted cash.............................................................                     --                   1,426
Medical contracts receivable, net...........................................                 12,074                  13,085
Automotive contracts receivable, net........................................                 16,695                  47,525
Furniture, fixtures and equipment, net......................................                  3,452                   5,384
Other assets................................................................                    996                   1,361
                                                                               --------------------     -------------------
Total assets................................................................               $ 34,033                $ 70,686
                                                                               ====================     ===================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities..................................               $  3,754                $  5,935
  Dealer payable............................................................                  7,960                   8,436
  Deferred provider fees, net...............................................                    858                   1,027
  Unearned service contract fees............................................                     --                      39
  Notes payable (including $21,240 and $20,840 to principal shareholder
    at December 31, 1998 and 1997)..........................................                 21,240                  51,072
                                                                               --------------------     -------------------
Total liabilities...........................................................                 33,812                  66,509

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares
   issued and outstanding...................................................                     --                      --
  Common stock, $.01 par value; 40,000,000 shares authorized;
   27,785,326 shares issued and outstanding at
   December 31, 1998 and 1997...............................................                    278                     278
  Additional paid-in capital................................................                 93,722                  93,722
  Accumulated deficit.......................................................                (93,779)                (89,823)
                                                                               --------------------     -------------------
Total shareholders' equity..................................................                    221                   4,177
                                                                               --------------------     -------------------
Total liabilities and shareholders' equity..................................               $ 34,033                $ 70,686
                                                                               ====================     ===================

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                             1998                   1997                    1996
                                                      ----------------      -----------------      -------------------
Revenues:
 Finance charges..................................             $12,075               $ 22,798                 $ 41,905
 Dealer and provider fees.........................               2,910                  8,692                    8,455
 Service contracts................................                  42                  4,058                    3,206
                                                      ----------------      -----------------      -------------------
                                                                15,027                 35,548                   53,566

Costs and expenses:
 Sales and marketing..............................               2,547                  8,973                    9,198
 Operating........................................              11,231                 18,786                   16,654
 Provision for credit losses......................               2,200                 30,674                   71,062
 Provision for service contract claims............                  --                  1,070                    1,310
 Loss on impairment of fixed assets...............                  --                  4,346                       --
 Interest.........................................               3,005                  7,996                    6,268
                                                      ----------------      -----------------      -------------------
                                                                18,983                 71,845                  104,492
                                                      ----------------      -----------------      -------------------
Loss before reorganization expense................              (3,956)               (36,297)                 (50,926)
Reorganization expense............................                  --                  4,701                       --
                                                      ----------------      -----------------      -------------------
Loss before income taxes..........................              (3,956)               (40,998)                 (50,926)
Income tax expense (benefit)......................                  --                     --                   (1,187)
                                                      ----------------      -----------------      -------------------
Net loss..........................................             $(3,956)              $(40,998)                $(49,739)
                                                      ================      =================      ===================

Basic and diluted net loss per share..............              $(0.14)                $(1.68)                  $(2.17)
                                                      ================      =================      ===================

Weighted average number of shares outstanding.....              27,785                 24,456                   22,931
                                                      ================      =================      ===================

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                        PREFERRED                                ADDITIONAL            RETAINED
                                          STOCK                COMMON             PAID-IN              EARNINGS
                                         SERIES A              STOCK              CAPITAL             (DEFICIT)             TOTAL
                                      --------------       -------------       --------------       -------------        -----------
Balance at January 1, 1996..........  $           --                $205              $47,461            $    914         $  48,580

 Issuance of 3,350,000 shares of
  common stock......................              --                  34               40,757                  --            40,791

 Issuance of 81,725 shares of common
  stock upon exercise of stock
  options and employee stock plan
  purchases.........................              --                  --                  552                  --               552

 Net loss...........................                                                                      (49,739)          (49,739)
                                      --------------       -------------       --------------       -------------       -----------

Balance at December 31, 1996........              --                 239               88,770             (48,825)           40,184

 Issuance of 3,855,555 shares of
  common stock......................              --                  38                4,943                  --             4,981

 Issuance of 12,000 shares of common
  stock upon exercise of stock                    --                   1                    9                  --                10
   options..........................

 Net loss...........................              --                  --                   --             (40,998)          (40,998)
                                      --------------       -------------       --------------       -------------       -----------

Balance at December 31, 1997........              --                 278               93,722             (89,823)            4,177

 Net loss...........................              --                  --                   --              (3,956)           (3,956)
                                      --------------       -------------       --------------       -------------       -----------

Balance at December 31, 1998........  $           --                $278              $93,722            $(93,779)         $    221
                                      ==============       =============       ==============       =============       ===========

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                         1998          1997           1996
                                                                     ---------------------------------------
Cash flows from operating activities:
  Net loss...........................................................  $ (3,956)      $ (40,998)    $(49,739)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Depreciation and amortization..............................     1,932          2,849         2,510
          Loss on sale/impairment of fixed assets....................        --          4,346            --
       Provision for credit losses...................................     2,200         30,674        71,062
       Deferred income taxes.........................................        --             --         2,088
       Changes in operating assets and liabilities:
       Installment contracts receivable..............................    (6,214)         8,916       (13,768)
       Income taxes receivable.......................................        --          1,122        (1,122)
       Other assets..................................................       365          1,311        (3,212)
       Dealer payable................................................      (476)            --            --
       Accounts payable and accrued liabilities......................    (2,157)        (2,414)         (414)
       Deferred dealer and provider fees, net........................      (169)        (1,027)          789
                                                                     -----------   -----------   -----------
Net cash provided by (used in) operating activities..................    (8,475)         4,779         8,194

Cash flows from investing activities:
  Payments to dealers and providers..................................   (10,056)       (35,384)     (200,728)
  Collections of installment contracts receivable....................    45,848         81,949        89,466
  Capital expenditures...............................................        --         (2,034)       (8,051)
  Decrease (increase) in restricted cash.............................     1,426          4,926        (6,352)
                                                                     -----------   -----------   -----------
Net cash provided by (used in) investing activities..................    37,218         49,457      (125,665)

Cash flows from financing activities:
  Net borrowings (principal payments) under revolving credit
   facilities........................................................   (26,359)       (39,793)       33,767
  Proceeds from the issuance of notes payable to principal
   shareholder.......................................................       400         20,840            --
  Proceeds from the issuance of secured notes payable................        --             --        95,164
  Principal payments on secured notes payable........................    (3,873)       (33,635)      (57,657)
  Proceeds from issuance (payment) of other notes payable............        --         (4,987)        4,987
  Proceeds from sales of common stock, net...........................        --          4,991        41,343
                                                                     -----------   -----------   -----------
Net cash provided by (used in) financing activities..................   (29,832)       (52,584)      117,604
                                                                     -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents.................    (1,089)         1,652           133
Cash and cash equivalents at the beginning of year...................     1,905            253           120
                                                                     -----------   -----------   -----------
Cash and cash equivalents at the end of year.........................  $    816       $  1,905     $     253
                                                                     ===========   ===========   ============

Supplemental disclosure of cash flow information:
  Cash paid for interest.............................................  $  2,173       $  5,186     $   6,015
                                                                     ===========   ===========   ============
  Cash paid for income taxes.........................................  $      --    $       --     $   1,950
                                                                     ===========   ===========   ============

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the business The Company is a specialized financial services company that is principally engaged in offering an indirect financing source for elective health care procedures through Jayhawk Medical Acceptance Corporation ("JMAC"), its wholly owned subsidiary. JMAC's elective health care program involves the purchasing of retail installment sales contracts ("Medical Contracts", and, together with Automotive Contracts, "Contracts") originated by participating health care providers ("Providers") that finance elective health care procedures performed by the Providers.

     Currently, JMAC offers Providers two elective health care financing programs- the "Experience Program" and the "Walk-Away Program." In order to participate in either program, a Provider enters into a Provider Agreement with JMAC. There is no enrollment fee associated with the Company's Walk-Away Program, but each Provider participating in the Experience Program currently pays JMAC a nonrefundable enrollment fee (generally $1,500) at the time it executes a Provider Agreement and an annual fee (generally $1,500) to continue participation in the program. Upon its purchase of a Medical Contract under the Experience Program, JMAC pays the Provider an amount that generally approximates 58% to 68% of the principal amount of the Medical Contract (an "Acquisition Payment"). Each Medical Contract becomes part of a common pool of Medical Contracts purchased from all Providers. JMAC retains 100% of the principal collected on Medical Contracts included within a pool until JMAC has eliminated its credit risk related to that pool. JMAC generally is obligated to make a payment (a "Pool Distribution Payment") to Providers with respect to a pool, if and to the extent that, at the end of any calendar quarter, the cumulative total of all principal collections received by JMAC on all Medical Contracts in the pool exceeds the sum (the "Pool Balance") of (i) the cumulative total of all Acquisition Payments paid for all Medical Contracts in that pool, plus (ii) an amount equal to 20% of the aggregate total of the amount financed by all Medical Contracts in the pool, plus (iii) the cumulative total of all prior Pool Distribution Payments made with respect to the pool.

     JMAC closes an active pool on the last day of each calendar year and establishes a new pool for the subsequent calendar year. The Provider Agreement provides that if JMAC determines that principal collections with respect to any pool are likely to be less than the Pool Balance for such pool, JMAC may add all or a portion of the Pool Balance for that pool to the Pool Balance for any other pool, which effectively cross-collateralizes Medical Contracts within and among pools.

     Under the Walk-Away Program, upon its purchase of a Medical Contract, JMAC pays the Provider an Acquisition Payment that generally ranges from 50% to 90% of the principal amount of the Medical Contract, depending on the creditworthiness of the obligor. With respect to Medical Contracts purchased under this program, Providers are not entitled to any Pool Distribution Payments or other payments relating to the performance of the Medical Contract or a pool of such contracts.

     From its inception in June 1993 through June 1997, the Company was principally engaged in serving automotive dealers ("Dealers") by providing an indirect financing source to buyers of used vehicles with limited access to traditional sources of consumer credit. The Company purchased automobile installment sale contracts ("Automotive Contracts") from Dealers, secured by low-priced used vehicles that typically were purchased by consumers with substandard credit histories -- commonly referred to as "D credits." The Company used a business model similar to that used in its elective healthcare financing business, but with Pool Distribution Payments based upon the separate performance of pools established for each Dealer.

     In the fourth quarter of 1996, the Company reevaluated the overall profitability and credit quality of existing Dealers' pools and determined to terminate its relationship with a number of Dealers and to change the basis on which it was willing to purchase Automotive Contracts from others. During 1997, the Company eliminated its sales and marketing efforts to new Dealers and ultimately discontinued its purchases of new Automotive Contracts. The Company does not presently intend to resume the purchase of Automotive Contracts.

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jayhawk Services, Inc., Jayhawk Funding Trust I ("Funding Trust") and Jayhawk Medical Acceptance Corporation ("JMAC"). All significant intercompany balances and transactions have been eliminated upon consolidation.

     Finance charges - Finance charges on Medical Contracts are recognized under the interest method of accounting until the underlying obligation is 60 days contractually past due. Finance charges on Automotive Contracts are recognized under a method that approximates the interest method of accounting until the underlying obligation is 120 days contractually past due or the collateral securing the contract is repossessed, whichever occurs first. At such time, the Company suspends the accrual of revenue and provides an allowance for possible losses on uncollected finance charges previously reported in earnings.

     Loan origination fees - Loan origination fees, net of related direct incremental costs, on Medical Contracts are deferred and amortized as an adjustment to yield over the estimated average life of the related contracts.

     Dealer fees - The nonrefundable dealer enrollment fees and the related direct incremental costs were deferred and amortized on a straight-line basis over the anticipated period of recovery of the Acquisition Payments made by the Company to the Dealer. As a result of the change in the nature of the Company's relationship with Dealers described in Note 2, all such deferred amounts were written off during the fourth quarter 1997.

   Provider Fees - Provider fees consist of (1) enrollment fees which are deferred and amortized on a straight-line basis over 12 months, and (2) an administrative fee, equal to 20% of the amount financed, which is recognized on the interest method over the estimated average life of the related contracts.

   Cash and cash equivalents - Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

   Allowance for credit losses - The level of unrecovered acquisition payments and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance. Credit loss experience, changes in the character, size and age of particular dealer and provider pools and the Company's overall installment contracts receivable portfolio and management's judgment are other factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Ultimate losses may vary from current estimates and the amount of the provision, which is a current expense, may be either greater or less than actual charge-offs.

   Principal balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the allowance for credit losses and the related dealer holdback, as appropriate.

   Service Contracts - Amounts collected on vehicle service contracts are deferred and amortized on a straight-line basis over the terms of the contracts. The Company records a liability for the estimated reported and unreported claims to be paid on the contracts. Increases to this liability are reported as provision for service contracts. All service contracts on existing Automotive Contracts have expired at December 31, 1998.

     Concentration of credit risk - Medical Contracts receivable are from consumers living throughout the United States, some of whom would not qualify for traditional financing. Automotive Contracts receivable are from consumers living throughout the United States who typically would not be expected to qualify for traditional financing.

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

     Reorganization expense - Reorganization expense consists primarily of professional fees incurred in connection with the Company's Chapter 11 Proceeding.

     Income taxes - The Company accounts for income taxes using the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. If the Company determines that it is more likely than not that some portion of the deferred tax asset will not be realized, the deferred tax asset is reduced by a valuation allowance.

     Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Accounting for stock-based compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations in accounting for its employee stock options. Under APB Opinion 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123).

NOTE 2  SIGNIFICANT EVENTS - BANKRUPTCY PROCEEDING

     In the fourth quarter of 1996, the Company reevaluated the overall profitability and credit quality of its existing pools of Automotive Contracts and determined to terminate its relationship with a number of its participating Dealers and to change the basis on which it was willing to purchase Automotive Contracts from others. As a result of these actions and because a continuing business relationship was an important factor in the Company's determination of the recoverability of amounts paid to Dealers for Automotive Contracts, on January 30, 1997 the Company announced a special charge of $15.5 million in the fourth quarter of 1996 to increase its allowance for credit losses.

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

     After filing the Chapter 11 Petition, the Company managed its business as a debtor-in-possession subject to the supervision and control of the Bankruptcy Court. As the Company's assets were pledged to secure its lenders, the Company was required to obtain Bankruptcy Court authorization for its use of such lenders' collateral, including cash collateral. Although the Company received authorization to use a portion of its revolving lender's cash collateral, such authorization was limited to the payment of expenses and purchase of Automotive Contracts in accordance with a court approved budget. As a result of these limitations and the lack of available borrowings, the Company implemented a number of cost saving measures. Among other things, the Company ultimately discontinued marketing its automotive financing program to Dealers and discontinued its purchases of Automotive Contracts.

     On October 10, 1997, the Bankruptcy Court entered an order, effective October 21, 1997, confirming the Company's Plan of Reorganization (the "Plan"). Since that date, substantially all collections on the Company's portfolio of Automotive Contracts have been used to fund operating expenses and to liquidate Plan obligations. Obligations to the Company's revolving lender, other secured creditors, and unsecured trade creditors aggregating approximately $41.6 million on October 21, 1997, plus interest as required, have been paid in full in accordance with the terms of the Plan.

     Under the terms of the Plan, all current and future obligations to Dealers are fixed at either a settlement offer contained in the Plan or an amount to be adjudicated by the Bankruptcy Court. The Company is obligated under the Plan to make payments to settling Dealers aggregating approximately $6.0 million. In addition, non-accrual Automotive Contracts with principal balances totaling approximately $99 million (which were previously charged off for financial statement purposes) were transferred to a trust benefiting the settling Dealers. Dealers to which the Company made settlement offers totaling approximately $2.4 million have rejected such settlements, and the value, if any, of related claims will be determined by the Bankruptcy Court.

     As a result, in the fourth quarter of 1997, the Company established a fixed liability for the estimated amount due to Dealers under the Plan and reevaluated its allowance for credit losses. A special charge of $12.5 million was recorded in the fourth quarter to recognize the estimated liability to Dealers and to increase the allowance for credit losses to an amount then considered adequate by management to cover losses inherent in the portfolio of Automotive Contracts, as well as the costs of owning, managing, and collecting the portfolio.

     While JMAC was not a party to the Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had loaned approximately $7.1 million to the Company (the "JMAC Loan") prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of the JMAC Loan (which is eliminated in consolidation for financial statement purposes) prior to confirmation of the Plan.

     The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors (including Dealers and JMAC) in order to ensure the adequacy of its working capital after a scheduled payment. As collections on its Automotive Contracts since October 1997 have been lower than contemplated by the Plan, the Company deferred approximately $3.9 million of the $4.6 million originally scheduled for payment to JMAC and settling dealers through September 30, 1998. At December 31, 1998, the Company continues to owe approximately $7.9 million to Dealers (including an estimated $2.4 million to non-settling Dealers) and approximately $7.5 million to JMAC (including accrued interest of approximately $.4 million), which amounts are generally due under the Plan in quarterly installments through December 31, 1999. The Plan also allows the Company to defer future scheduled payments. Based on current projected levels of future collections on its Automotive Contracts, the Company expects to defer some of the future scheduled payments to JMAC and the Dealers into the year 2000.

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


NOTE 3 -- MEDICAL CONTRACTS RECEIVABLE

   Medical Contracts generally have initial terms ranging from 6 to 24 months and are substantially unsecured. The average initial term of a Medical Contract was approximately 20 months in 1998 and 21 months in 1997. The dollar amount of loans in non-accrual status as a percentage of Medical Contracts receivable was approximately 22.8% and 27.6% as of December 31, 1998 and 1997, respectively.

   Medical Contracts receivable consist of the following (in thousands):

                                                                           December 31,
                                                         ---------------------------------------------
                                                                  1998                      1997
                                                         --------------------      -------------------
Gross installment contracts receivable.................      $   16,636              $    21,375
Unearned finance charge revenue........................          (1,220)                  (1,863)
Deferred loan origination fees.........................            (841)                    (945)
                                                         --------------------      -------------------
Medical Contracts receivable...........................          14,575                   18,567
Allowance for credit losses............................          (2,501)                  (5,482)
                                                         --------------------      -------------------
Medical Contracts receivable, net                            $   12,074              $    13,085
                                                         ====================      ===================

   In the fourth quarter of 1998, the Company determined a charge of $1.1 million for estimated credit losses on the portfolio of Medical Contracts was necessary. A summary of the changes in the allowance for credit losses for Medical Contracts receivable is as follows (in thousands):

                                                                           Years ended
                                                                           December 31,
                                                  ------------------------------------------------------------
                                                         1998                  1997                  1996
                                                  ----------------      ----------------      ----------------
Balance - beginning of year.......................     $     5,482          $      1,116        $           --
Provision for credit losses.......................           1,100                   617                     9
Acquisition discounts allocated to allowance
 for credit losses................................           2,652                 5,821                 1,107
Charge-offs against allowance for credit losses...          (6,733)               (2,072)                   --
                                                  ----------------      ----------------      ----------------
Balance - end of year.............................     $     2,501          $      5,482        $        1,116
                                                  ================      ================      ================


NOTE 4 -- AUTOMOTIVE CONTRACTS RECEIVABLE

   Automotive Contracts generally have initial terms ranging from 6 to 36 months and are collateralized by the related vehicles. The average initial term of an Automotive Installment Contract was approximately 26 months in 1997. The dollar amount of loans in non-accrual status as a percentage of Automotive Contracts receivable was approximately 77.6% and 62.7% as of December 31, 1998 and 1997, respectively.

   Automotive Contracts receivable consist of the following (in thousands):

                                                                           December 31,
                                                         ---------------------------------------------
                                                                  1998                      1997
                                                         --------------------      -------------------
Gross installment contracts receivable...................            $ 35,079                 $156,473
Unearned finance charge revenue..........................              (3,894)                 (17,600)
                                                         --------------------      -------------------
Automotive Contracts receivable..........................              31,185                  138,873
Allowance for credit losses..............................             (14,490)                 (91,348)
                                                         --------------------      -------------------
Automotive Contracts receivable, net                                 $ 16,695                 $ 47,525
                                                         ====================      ===================

   In the fourth quarter of 1998, the Company recognized a charge of $1.1 million to the provision for credit losses as a result of an increase in the estimated time required to collect its portfolio of Automotive Contracts and a corresponding increase in the estimated costs of collecting and servicing the portfolio. A summary of the changes in the allowance for credit losses for Automotive Contracts receivable is as follows (in thousands):

                                                                            Years ended
                                                                           December 31,
                                                  ------------------------------------------------------------
                                                         1998                  1997                  1996
Balance - beginning of year.......................        $ 91,348           $  73,626               $  2,308
Provision for credit losses.......................           1,100              30,057                 71,053
Acquisition discounts allocated to allowance
 for credit losses................................              --                 592                  3,890
Charge-offs against allowance for credit losses...         (78,880)             (9,472)                (3,625)
Dealer holdbacks, net allocated to allowance
 for credit losses................................              --               5,970                     --
Establishment of dealer payable resulting from
 bankruptcy settlement............................              --              (8,436)                    --
Other.............................................             922                (989)                    --
                                                  ----------------      --------------       ----------------
Balance - end of year.............................        $ 14,490           $  91,348               $ 73,626
                                                  ================      ==============       ================

NOTE 5 -- FURNITURE, FIXTURES, AND EQUIPMENT

   Furniture, fixtures, and equipment consist of the following (in thousands):

                                                                          December 31,
                                                          -----------------------------------------
                                                                   1998                   1997
                                                          -------------------     -----------------
Data processing equipment and software....................       $      7,517         $       7,561
Office furniture and equipment............................              3,135                 3,264
Leasehold improvements....................................                718                   718
                                                          -------------------     -----------------
                                                                       11,370                11,543
Accumulated depreciation and amortization.................             (7,918)               (6,159)
                                                          -------------------     -----------------
                                                                 $      3,452         $       5,384
                                                          ===================     =================

NOTE 6 -- NOTES PAYABLE

   Notes payable consist of the following (in thousands):

                                                                         December 31,
                                                          -----------------------------------------
                                                                  1998                   1997
                                                          -------------------    ------------------
Notes payable to principal shareholder....................      $      21,240         $      20,840
Revolving credit facilities...............................                 --                26,360
Secured notes payable.....................................                 --                 3,872
                                                          -------------------    ------------------
                                                                $      21,240         $      51,072
                                                          ===================    ==================

     In April 1995, the Company entered into a two-year revolving credit facility ("Revolver") with Fleet Capital Corporation pursuant to which the Company could borrow up to $25 million, based on defined levels of qualified Automotive Contracts receivable. The Revolver was subsequently amended to permit borrowings of up to $65 million and extend the expiration date of the facility to June 30, 1998. Borrowings bore interest at the rate of interest announced from time to time by Fleet National Bank of Connecticut at its base rate for commercial loans ("Base Rate") plus 1.0% through April 1996, at which time the rate was renegotiated to the Base Rate. This facility was secured by all of the Company's assets except those assets contributed to Jayhawk Funding Trust and the Company's investment in the common stock of Jayhawk Medical Acceptance Corporation. In connection with the Chapter 11 Proceeding, the Revolver was renegotiated into a term loan bearing interest at the Base Rate which was paid in full during 1998.

     In October 1996, JMAC entered into a one year revolving credit facility to fund its elective health care procedure finance business ("Medical Revolver"). The Medical Revolver permitted borrowings of up to $15 million and bore interest at LIBOR plus 1.5%. After the Company's filing of the Chapter 11 Petition in February 1997, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. At the request of JMAC's revolving credit lender, on February 28, 1997, the Company's principal shareholder purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the credit facility. Additionally, to fund JMAC's operations, the Company's principal shareholder made loans to JMAC in the aggregate principal amount of $7.7 million. Notes payable to the principal shareholder at December 31, 1998 totaled $21.2 million ($20.8 million at December 31, 1997). The notes bear interest at the prime rate announced from time to time by NationsBank Texas, N.A. (7.75% at December 31, 1998) and are payable, to the extent of $.4 million on demand, to the extent of $7.1 million in quarterly principal installments (plus interest) aggregating approximately $2.4 million in 1998 and $4.7 million in 1999, and to the extent of $13.7 million (plus interest) on November 12, 1999. In connection with the deferral of payments from the Company to JMAC discussed in Note 2, JMAC deferred all of the principal payments payable to the principal shareholder in 1998 and expects to defer a portion of the principal payments scheduled in 1999.

     During 1996, the Company completed two asset securitizations of its portfolio of Automotive Contracts. Pursuant to these transactions, the Company contributed Automotive Contracts having an aggregate principal balance of approximately $137.7 million and approximately $5 million in cash to Funding Trust, and Funding Trust sold approximately $89.7 million principal amount of notes in private placements to institutional investors. The notes bore interest at fixed rates from 5.925% to 11.57% per annum, required principal payments contingent on the collection experience of the underlying contracts, and had stated maturities through March 15, 2000. The remaining aggregate unpaid note balance at December 31, 1997 of $3,873,000 was paid in full during 1998. Cash balances of $1,426,000 at December 31, 1997 were restricted under the terms of the indentures.

   In December 1996, the Company entered into a loan agreement with Prudential Securities Credit Corporation which provided for borrowings ($4,987,000 at December 31, 1996) based upon a specified percentage of the outstanding principal balances of contracts securing certain notes payable resulting from the asset securitization transactions. The loan bore interest at LIBOR plus 2.50% and was secured by 100% of the Company's interest in Funding Trust. The loan was paid in full during 1997.


NOTE 7 -- SHAREHOLDERS' EQUITY

   In April 1996, the Company issued 3,350,000 shares of common stock in connection with a public offering, for $40,791,000.

   From April 14 through June 11, 1997, the principal shareholder purchased from JMAC 50,000 shares of JMAC preferred stock in exchange for $2.0 million of the indebtedness to the principal shareholder and $3.0 million of cash. Each outstanding share of JMAC preferred stock had a liquidation value equal to the sum of $100 plus $1.50 for each calendar month or portion thereof that then had elapsed from and including April 1997 (the sum of such amounts being referred to as the "Liquidation Value"). On November 12, 1997 as provided in the Plan, the Company issued 3,855,555 shares of common stock in exchange for the JMAC preferred stock.

   The Company sponsors a stock option plan for selected employees of the Company ("Employee Plan"). The term of each option issued under the Employee Plan is 7 years and options generally vest over a period of two to five years. A total of 1,500,000 shares of Common Stock are reserved for issuance under the Employee Plan, 467,000 of which are available for grant.

   The changes in stock options outstanding issued under the Employee Plan for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                             NUMBER OF SHARES            EXERCISE
                                                                                          PRICE
                                                          -------------------     --------------------
Options outstanding at January 1, 1996....................            732,000                   $ 7.66
 Options granted..........................................            644,500                    12.74
 Options exercised........................................            (69,425)                    6.14
 Options canceled.........................................           (102,125)                   11.14
                                                          -------------------     --------------------
Options outstanding at December 31, 1996..................          1,204,950                    10.17
 Options granted..........................................            895,000                     1.64
 Options exercised........................................             (2,000)                    4.73
 Options canceled.........................................         (1,092,450)                   10.78
                                                          -------------------     --------------------
Options outstanding at December 31, 1997..................          1,005,500                     1.93
 Options granted..........................................             33,500                     1.10
 Options canceled.........................................           (100,500)                    1.97
                                                          -------------------     --------------------
Options outstanding at December 31, 1998..................            938,500                   $ 1.89
                                                          ===================     ====================

Options exercisable at December 31, 1996..................            339,325                   $ 7.53

Options exercisable at December 31, 1997..................            200,000                   $ 2.82

Options exercisable at December 31, 1998..................            555,000                   $ 2.09

   The Company also sponsors a stock option plan for selected individuals not employed by the Company ("Non-Employee Plan"). The Non-Employee Plan provides for the grant of options to directors of the Company and other persons rendering critical services to the Company who are not full-time employees of the Company. The term of each option issued under the Non-Employee Plan is 10 years and options vest over a three-year period. A total of 450,000 shares of Common Stock are reserved for issuance under the Non-Employee Plan, 240,000 of which are available for grant.

   The changes in the stock options issued under the Non-Employee Plan outstanding for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                             NUMBER OF SHARES            EXERCISE
                                                                                          PRICE
                                                          -------------------     --------------------
Options outstanding at January 1, 1996....................            100,000                   $ 4.31
 Options granted..........................................             60,000                    12.81
                                                          -------------------     --------------------
Options outstanding at December 31, 1996..................            160,000                     7.50
 Options granted..........................................             30,000                     1.46
 Options exercised........................................            (10,000)                     .01
 Options canceled.........................................            (40,000)                    6.77
                                                          -------------------     --------------------

Options outstanding at December 31, 1997..................            140,000                     6.95
 Options granted..........................................             60,000                      .63
                                                          -------------------     --------------------
Options outstanding at December 31, 1998..................            200,000                   $ 5.06
                                                          ===================     ====================

Options exercisable at December 31, 1996..................             72,500                   $ 5.47

Options exercisable at December 31, 1997..................            110,000                   $ 8.45

Options exercisable at December 31, 1998..................            125,000                   $ 6.10

   The number, weighted average exercise price and weighted average remaining contractual life of options outstanding at December 31, 1998, within specified ranges of exercise prices, are as follows:

                                    OPTIONS                WEIGHTED AVERAGE           WEIGHTED AVERAGE
    EXERCISE PRICE                OUTSTANDING               EXERCISE PRICE             REMAINING LIFE
-----------------------     ----------------------    ------------------------    -----------------------
$  0.01 - 4.00                             948,500                      $ 1.49                       6.05
$  4.01 - 8.00                             130,000                      $ 4.46                       3.69
$  8.01 +                                   60,000                      $13.25                       6.53

   The Company adopted its Employee Stock Purchase Plan (the "Stock Purchase Plan") in April 1995, and it became effective on January 1, 1996. A total of 150,000 shares of Common Stock are reserved for issuance under the Stock Purchase Plan, 12,300 of which have been offered or sold at December 31, 1998. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The term of the Stock Purchase Plan is ten years commencing on its effective date. All full-time employees, except directors, five percent shareholders and key executives, are eligible to participate in the Stock Purchase Plan if they have been continuously employed by the Company for 180 days. These employees may contribute up to 10% of their salary, up to an annual maximum of $25,000.

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

   The effects of applying Statement 123 for providing pro forma disclosures are not likely to be representative of the effects of that statement for future years. The 1997 disclosure reflects expense for three years' vesting and the 1998 disclosure reflects expense for four years' vesting.


Note 8 -- Segment Information

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131, " Disclosures about Segments of an Enterprise and Related Information", which the Company adopted this year. The Company identifies such segments based on the type of loan serviced: the Automotive segment includes all activities, revenues, and costs associated with the Company's portfolio of Automotive Contracts receivable, and the Medical segment includes all activities, revenues, and costs associated with JMAC's portfolio of Medical Contracts receivable.

   The Company measures segment profit (loss) as net income (loss) before income taxes. The following tables provide financial data by segment for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                     Automotive             MEDICAL               TOTAL
                                                   ---------------      ---------------      ---------------
1998
----
 Finance charges.................................         $ 9,714              $ 2,361              $12,075
 Other revenue...................................              42                3,508                3,550
 Less:  intersegment income......................                                 (598)                (598)
                                                 ----------------     ----------------     ----------------
 Revenue from external customers.................         $ 9,756              $ 5,271              $15,027
                                                 ================     ================     ================

 Interest expense................................         $ 1,884              $ 1,719              $ 3,603
 Less:  intersegment expense.....................            (598)                                     (598)
                                                 ----------------     ----------------     ----------------
 Reported interest expense.......................         $ 1,286              $ 1,719              $ 3,005
                                                 ================     ================     ================

 Provision for credit losses.....................         $ 1,100              $ 1,100              $ 2,200
 Depreciation and amortization...................         $ 1,763              $   169              $ 1,932
 Loss before income taxes........................         $(1,178)             $(2,778)             $(3,956)

 Capital additions...............................               -                    -                    -

 Total assets....................................         $20,538              $21,280              $41,818
 Less: intersegment receivables..................               -               (7,785)              (7,785)
                                                 ----------------     ----------------     ----------------
 Reported total assets...........................         $20,538              $13,495              $34,033
                                                 ================     ================     ================

                                                     AUTOMOTIVE             MEDICAL               TOTAL
                                                   ---------------      ---------------      ---------------
1997
-------------------------------------------------
 Finance charges.................................        $ 21,459              $ 1,339             $ 22,798
 Other revenue...................................           9,196                4,097               13,293
 Less:  intersegment income......................               -                 (543)                (543)
                                                 ----------------     ----------------     ----------------
 Revenue from external customers.................        $ 30,655              $ 4,893             $ 35,548
                                                 ================     ================     ================

 Interest expense................................        $  6,882              $ 1,657             $  8,539
 Less:  intersegment expense.....................            (543)                   -                 (543)
                                                 ----------------    -----------------    -----------------
 Reported interest expense.......................        $  6,339              $ 1,657             $  7,996
                                                 ================     ================     ================

 Provision for credit losses.....................        $ 30,059              $   615             $ 30,674
 Depreciation and amortization...................        $  2,688              $   161             $  2,849
 Reorganization expense                                  $  4,701                                  $  4,701
 Loss before income taxes........................        $(36,325)             $(4,673)            $(40,998)

 Capital additions...............................        $  1,647              $   387             $  2,034

 Total assets....................................        $ 55,671              $22,859             $ 78,530
 Less: intersegment receivables..................                               (7,844)              (7,844)
                                                 ----------------     ----------------     ----------------
 Reported total assets...........................        $ 55,671              $15,015             $ 70,686
                                                 ================     ================     ================

1996
----
 Finance charges.................................        $ 41,896             $      9             $ 41,905
 Other revenue...................................          11,211                  450               11,661
                                                 ----------------     ----------------     ----------------
 Revenue from external customers.................        $ 53,107             $    459             $ 53,566
                                                 ================     ================     ================

 Interest expense................................        $  6,189             $     79             $  6,268
 Provision for credit losses.....................        $ 71,062             $      -             $ 71,062
 Depreciation and amortization...................        $  2,508             $      2             $  2,510
 Loss before income taxes........................        $(48,769)            $   (970)            $(49,739)

 Capital additions...............................        $  7,705             $    346             $  8,051

 Total assets....................................        $316,073             $ 16,223             $332,296
 Less: intersegment receivables..................               -              (10,836)             (10,836)
                                                 ----------------     ----------------     ----------------
 Reported total assets...........................        $316,073             $  5,387             $321,460
                                                 ================     ================     ================

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

NOTE  10  RELATED PARTY TRANSACTIONS

   In 1998, the Company established a cooperative advertising program whereby a portion of the purchase price of certain Medical Contracts which would otherwise be paid to the Provider is paid to a not-for-profit corporation controlled by the Company and used to fund advertising costs attributable to JMAC's elective healthcare program. Payments to this entity during 1998 totaled $2,717,000, all of which were expended for advertising costs.

   Service contracts are administered by an entity affiliated to the Company through common ownership by the principal stockholder. The Company paid approximately $196,000 during 1998, $1,537,000 during 1997, and $614,000 during
1996 to this affiliate for reimbursement of service contract claims and administrative services.

   In 1996, the Company entered into an agreement with an entity wholly owned by the principal shareholder to develop and produce advertisements and execute media buys for the Company. The Company paid approximately $335,000 in 1998, $2,603,000 in 1997, and $242,000 in 1996 for these services.

   See Notes 6 and 7 for information concerning debt and equity transactions involving the principal shareholder.


NOTE 11 - INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset are as follows (in thousands):

                                                                                   December 31,
                                                                  -------------------------------------------
                                                                           1998                    1997
                                                                  --------------------     ------------------
Deferred tax liabilities:
Furniture, fixtures and equipment.................................            $   (428)              $   (213)
Prepaid expenses and other........................................                (135)                  (135)
                                                                  --------------------     ------------------
                                                                                  (563)                  (348)
                                                                  --------------------     ------------------
Deferred tax assets:
Installment contracts receivable..................................                (842)                 5,867
Net operating loss carryforward...................................              33,495                 25,380
Deferred dealer and provider fees, net............................                 529                    335
Other.............................................................                  56                     60
                                                                  --------------------     ------------------
                                                                                33,238                 31,642
                                                                  --------------------     ------------------
Net deferred tax asset before valuation allowance.................              32,675                 31,294
Valuation allowance on deferred tax assets........................             (32,675)               (31,294)
                                                                  --------------------     ------------------
Net deferred tax assets...........................................  $                -       $              -
                                                                  ====================     ==================

   At December 31, 1998, the Company had approximately $95.6 million of net operating loss carryforwards available to offset future taxable income expiring in varying amounts from 2011 through 2013.

   The differences, expressed as a percentage of pretax income (loss), between statutory and effective federal income tax rates are as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                           -----------------------------------------------------------
                                                   1998                1997                  1996
                                           -----------------     --------------      -----------------
Statutory tax rate.........................            (34.0)%            (35.0)%                (35.0)%
Change in valuation allowance..............             34.0               35.0                   33.4
Other......................................                -                  -                   (0.7)
                                           -----------------     --------------      -----------------
Effective tax rate.........................                -                  -                   (2.3)%
                                           =================     ==============      =================

   Significant components of the provision for income taxes are as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                           -----------------------------------------------------------
                                                   1998                1997                  1996
                                           ------------------    ---------------     -----------------
Current:                                     $              -      $           -               $(3,275)
Deferred:                                                   -                  -                 2,088
                                           ------------------    ---------------     -----------------
                                             $              -      $           -               $(1,187)
                                           ==================    ===============     =================


NOTE 12 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                       1998                      1997                     1996
                                              --------------------      --------------------      ------------------
Numerator:
 Net loss.....................................         $(3,956,000)            $  40,998,000)          $  49,739,000)
                                              ====================      ====================      ==================

Denominator:
  Denominator for basic earnings per share
   share - weighted average shares............          27,785,326                24,456,373              22,931,389

  Effect of dilutive securities:
   Stock options..............................                   -                         -                       -
                                              --------------------      --------------------      ------------------
  Dilutive potential common shares............                   -                         -                       -

  Denominator for diluted earnings per
   share - adjusted weighted average shares
   and assumed conversions....................          27,785,326                24,456,373              22,931,389
                                              ====================      ====================      ==================

Basic net income (loss) per share.............         $     (0.14)            $       (1.68)          $       (2.17)
                                              ====================      ====================      ==================

Diluted net income (loss) per share...........         $     (0.14)            $       (1.68)          $       (2.17)
                                              ====================      ====================      ==================

   Options outstanding during 1998, 1997 and 1996 were not included in the computation of diluted net loss per share because the effect would be anti-dilutive. For additional information regarding outstanding stock options and the convertible preferred stock, see Note 7.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Commitments -- The Company leases office space for its corporate office under an operating lease expiring June 30, 1999. The Company also leases office equipment under operating leases with initial terms of more than one year.

   The Company incurred lease expense of approximately $318,000 in 1998, $601,000 in 1997, and $998,000 in 1996 associated with operating leases for its corporate office. Future minimum lease payments under operating leases are approximately $370,000 in 1999, $76,000 in 2000, $16,000 in 2001, and $8,000 in
2002.

Self-Insurance -- The Company is self-insured for medical and dental claims up to $50,000 per occurrence, with an annual aggregate, based on year end enrollment, of approximately $336,000. The Company has provided a liability for estimated known and unknown claims related to these risks of $65,000 and $81,000 at December 31, 1998 and 1997, respectively, which amounts are included in accrued liabilities in the accompanying balance sheet.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1998 fiscal year, is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1998 fiscal year, is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1998 fiscal year, is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          Information in the Company's Proxy Statement, which will be filed within 120 days of the end of the Company's 1998 fiscal year, is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules:

The following documents are filed as part of this report:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT AUDITORS

FINANCIAL STATEMENTS:
     Balance Sheets as of December 31, 1998 and 1997
     Statements of Operations for the years ended
          December 31, 1998, 1997 and  1996
     Statements of Shareholders' Equity for the years ended
          December 31, 1998, 1997 and 1996
     Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996
     Notes to Financial Statements

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

     10.7 Letter Agreement dated August 15, 1996 between the Company and C. Fred Jackson (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.8 Letter Agreement dated September 5, 1996 between the Company and Jack T. Smith (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.9 Letter Agreement dated September 27, 1996 between the Company and John D. Curtis (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.10 Promissory Note dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.11 Guaranty dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender, and Carl H. Westcott, as guarantor (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.12 Letter Agreement dated December 2, 1996 between the Company and David C. Carrithers regarding compensation arrangements (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.13 Security Agreement dated January 13, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.14 Promissory Note dated February 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.15 Promissory Note dated February 18, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.16 Promissory Note dated February 26, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.17 Promissory Note dated March 4, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.18 Security Agreement dated March 6, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.19 Promissory Note dated March 10, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.20 Promissory Note dated March 31, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.21 Promissory Note dated April 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.22 Amendment No. 1 to the Company's 1994 Amended and Restated Stock Option Plan effective as of March 6, 1996 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.23 Preferred Stock Purchase Agreement dated April 11, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.24 Settlement Agreement dated April 17, 1997 by and among the Company, Fleet Capital Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.25 Form of Health Care Provider Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.26 Promissory Note dated November 12, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.27 Promissory Note dated November 12, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to

               Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.28 Amendment to the Amended Restated Non-employee Stock Option Plan of Jayhawk Acceptance Corporation (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.29 Amendment to the Amended Restated 1994 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.30 Lease Agreement dated April 23, 1997 between Jayhawk Acceptance Corporation, as tenant, and Equitable-Crow Tower 2001, Ltd., as landlord (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.31 Form of Health Care Provider Agreement (Doctor Direct Program) (filed herewith)

     10.32 Promissory Note dated June 8, 1998 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       16 Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A-1, filed with the Commission on March 18, 1999)

       21      Subsidiaries of the Company (filed herewith)

      23.1     Consent of Grant Thornton LLP (filed herewith)

      23.2     Consent of Ernst & Young LLP (filed herewith)

       27      Financial Data Schedule (filed herewith)

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         JAYHAWK ACCEPTANCE CORPORATION
                                    (Registrant)


Date: April 15, 1999       By: /s/ DOUGLAS B. THEODORE
                               -----------------------
                               Douglas B. Theodore
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date:  April 15, 1999      By: /s/ PHILIP E. FALCOSKY
                               ----------------------
                               Philip E. Falcosky
                               Controller and Chief Accounting Officer
                               (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date:  April 15, 1999      By: /s/ CARL H. WESTCOTT
                               --------------------
                               Carl H. Westcott
                               Chairman of the Board and Director


Date:  April 15, 1999      By: /s/ PAUL M. BASS
                               ----------------
                               Paul M. Bass
                               Director


Date:  April 15, 1999      By: /s/ JOHN D. CURTIS
                               ------------------
                               John D. Curtis
                               Director


Date:  April 15, 1999      By: /s/ C. GREGORY EARLS
                               --------------------
                               C. Gregory Earls
                               Director


Date:  April 13, 1999      By: /s/ ARTHUR W. HOLLINGSWORTH
                               ---------------------------
                               Arthur W. Hollingsworth
                               Director


Date:  April 15, 1999      By: /s/ REGINA T. MONTOYA
                               ---------------------
                               Regina T. Montoya
                               Director

Date:  April 15, 1999      By: /s/ JOE J. POLLARD
                               ------------------
                               Joe J. Pollard
                               Director


Date:  April 15, 1999      By: /s/ JACK T. SMITH
                               -----------------
                               Jack T. Smith
                               Director


Date:  April 13, 1999      By: /s/ KERN WILDENTHAL, M.D., Ph.D
                               -------------------------------
                               Kern Wildenthal, M.D., Ph.D
                               Director

                                 EXHIBIT INDEX


Exhibit Number                              Description
--------------                              ---------------
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

     10.7 Letter Agreement dated August 15, 1996 between the Company and C. Fred Jackson (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.8 Letter Agreement dated September 5, 1996 between the Company and Jack T. Smith (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.9 Letter Agreement dated September 27, 1996 between the Company and John D. Curtis (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.10 Promissory Note dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.11 Guaranty dated October 1, 1996 between Jayhawk Medical Acceptance Corporation, as borrower, Carl H. Westcott as successor to NationsBank of Texas, N.A., as lender, and Carl H. Westcott, as guarantor (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1996)

     10.12 Letter Agreement dated December 2, 1996 between the Company and David C. Carrithers regarding compensation arrangements (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.13 Security Agreement dated January 13, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.14 Promissory Note dated February 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.15 Promissory Note dated February 18, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.16 Promissory Note dated February 26, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.17 Promissory Note dated March 4, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.18 Security Agreement dated March 6, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.19 Promissory Note dated March 10, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.20 Promissory Note dated March 31, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.21 Promissory Note dated April 11, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.22 Amendment No. 1 to the Company's 1994 Amended and Restated Stock Option Plan effective as of March 6, 1996 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.23 Preferred Stock Purchase Agreement dated April 11, 1997 between Jayhawk Medical Acceptance Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.24 Settlement Agreement dated April 17, 1997 by and among the Company, Fleet Capital Corporation and Carl H. Westcott (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.25 Form of Health Care Provider Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.26 Promissory Note dated November 12, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.27 Promissory Note dated November 12, 1997 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.28 Amendment to the Amended Restated Non-employee Stock Option Plan of Jayhawk Acceptance Corporation (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.29 Amendment to the Amended Restated 1994 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.30 Lease Agreement dated April 23, 1997 between Jayhawk Acceptance Corporation, as tenant, and Equitable-Crow Tower 2001, Ltd., as landlord (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.31 Form of Health Care Provider Agreement (Doctor Direct Program) (filed herewith)

     10.32 Promissory Note dated June 8, 1998 between Jayhawk Medical Acceptance Corporation, as borrower, and Carl H. Westcott, as lender (filed herewith)

       16 Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A-1, filed with the Commission on March 18, 1999)

       21      Subsidiaries of the Company (filed herewith)

      23.1     Consent of Grant Thornton LLP (filed herewith)

      23.2     Consent of Ernst & Young LLP (filed herewith)

       27      Financial Data Schedule (filed herewith)