Form 10-Q
period 1999-03-31
JAYHAWK ACCEPTANCE CORP
filed 1999-05-14
CIK 919988

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

                        Commission File Number 0-26410


                        JAYHAWK ACCEPTANCE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 TEXAS                                       75-2486444
--------------------------------------               ---------------------------
    (State or other jurisdiction of                      (I.R.S. employer
     incorporation or organization)                     identification no.)

BRYAN TOWER
2001 BRYAN STREET, SUITE 600, DALLAS, TX                        75201
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (214) 754-1000
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        ----


           At May 13, 1999, the latest practicable date, there were 27,785,326 shares of Common Stock, $.01 par value, outstanding.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                              ------------------


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.     FINANCIAL STATEMENTS                                                     PAGE
     Consolidated Balance Sheets at March 31, 1999 (Unaudited) and
     December 31, 1998.............................................................    3

     Consolidated Statements of Operations for the three months ended
     March 31, 1999 and 1998 (Unaudited)...........................................    4

     Consolidated Statement of Shareholders' Equity (Deficit) for the three
     months ended March 31, 1999 (Unaudited).......................................    5

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1999 and 1998 (Unaudited)...........................................    6

     Notes to Consolidated Financial Statements (Unaudited)........................    7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................................    9

PART II. OTHER INFORMATION
--------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................   15

SIGNATURES.........................................................................   16
----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS

                                                                    MARCH 31,         DECEMBER 31,
                                                                      1999                1998
                                                                    ----------       -------------
                                                                    (UNAUDITED)
Cash and cash equivalents                                            $    430           $    816
Medical contracts receivable, net                                      12,225             12,074
Automotive contracts receivable, net                                   13,595             16,695
Furniture, fixtures and equipment, net                                  3,016              3,452
Other assets                                                              791                996
                                                                     --------           --------
Total assets                                                         $ 30,057           $ 34,033
                                                                     ========           ========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Accounts payable and accrued liabilities                          $  2,375           $  3,754
   Dealer payable                                                       6,926              7,960
   Deferred provider fees, net                                            885                858
   Notes payable to principal shareholder                              20,336             21,240
                                                                     --------           --------
Total liabilities                                                      30,522             33,812
                                                                     ========           ========
Commitments and contingencies

Shareholders' Equity (Deficit):
   Common stock, $.01 par value; 40,000,000 shares authorized
    27,785,326 shares issued and outstanding at March 31, 199
    and December 31, 1998                                                 278                278
   Additional paid-in capital                                          93,722             93,722
   Accumulated deficit                                                (94,465)           (93,779)
                                                                     --------           --------
Total shareholders' equity (deficit)                                     (465)               221
                                                                     --------           --------
Total liabilities and shareholders' equity (deficit)                 $ 30,057           $ 34,033
                                                                     ========           ========

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ------------------------
                                                   1999            1998
                                                 --------         -------
Revenues:
 Finance charges                                  $ 1,650         $ 4,378
 Provider fees                                        607             874
 Service contracts                                     --              42
                                                 --------         -------
                                                    2,257           5,294

Costs and expenses:
 Sales and marketing                                  282             749
 Operating                                          1,995           3,204
 Provision for credit losses                          150              --
 Interest                                             516           1,025
                                                 --------         -------
                                                    2,943           4,978
                                                 --------         -------
Income (loss) before income taxes                    (686)            316
Income taxes                                           --              --
                                                 --------         -------
Net income (loss)                                $   (686)        $   316
                                                 ========         =======

Basic and diluted net income (loss) per share    $   (.02)        $   .01
                                                 ========         =======

Weighted average number of shares outstanding      27,785          27,785
                                                 ========         =======

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                           ADDITIONAL
                                                                 COMMON     PAID-IN      ACCUMULATED
                                                                 STOCK      CAPITAL        DEFICIT        TOTAL
                                                               ---------  -----------   --------------   -------
Balance at December 31, 1998                                     $  278     $ 93,722      $ (93,779)     $  221

Net loss                                                             --           --           (686)       (686)
                                                                 ------     --------      ---------      ------

Balance at March 31, 1999                                        $  278     $ 93,722      $ (94,465)     $ (465)
                                                                 ======     ========      =========      ======

                 See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                             -----------------------
                                                                                                 1999         1998
                                                                                             -----------------------
Cash flows from operating activities:
  Net income (loss)                                                                            $  (686)    $  $  316
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                                  436           564
    Provision for credit losses                                                                    150            --
    Changes in operating assets and liabilities:
     Installment contracts receivable                                                           (1,578)       (2,255)
     Other assets                                                                                  205          (173)
     Dealer Payable                                                                             (1,034)           30
     Accounts payable and accrued liabilities                                                   (1,379)         (912)
     Deferred provider fees, net                                                                    27           (29)
                                                                                               --------     --------
Net cash used in operating activities                                                           (3,859)       (2,459)

Cash flows from investing activities:
  Payments to dealers and providers                                                             (3,054)       (2,304)
  Collections of principal on installment contracts receivable                                   7,431        16,335
  Capital expenditures                                                                              --            --
  Decrease (increase) in restricted cash                                                            --           978
                                                                                               --------     --------
Net cash provided by investing activities                                                        4,377        15,009

Cash flows from financing activities:
  Net borrowings (principal payments) under revolving credit facility                               --        (9,000)
  Proceeds (principal payments) of notes payable to principal shareholder                         (904)           --
  Principal payments on secured notes payable                                                       --        (3,873)
Net cash used in financing activities                                                             (904)      (12,873)
                                                                                               --------     --------
Net decrease in cash and cash equivalents                                                         (386)         (323)
Cash and cash equivalents at the beginning of the period                                           816         1,905
                                                                                               --------     --------
Cash and cash equivalents at the end of period                                                 $   430      $  1,582
                                                                                               ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                       $   967      $  1,149
                                                                                               ========     ========
  Cash paid for income taxes                                                                   $    --      $     --
                                                                                               ========     ========

                See notes to consolidated financial statements.

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Jayhawk Acceptance Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Jayhawk Services, Inc., and Jayhawk Medical Acceptance Corporation ("JMAC"). All significant intercompany balances and transactions have been eliminated upon consolidation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999 (the "1998 10-K").

NOTE 2 - COMPREHENSIVE INCOME

         For the three months ended March 31, 1999 and March 31, 1998, there was no difference between net income as reported by the Company and comprehensive income as required to be reported by SFAS 130.

NOTE 3 - SEGMENT INFORMATION

         The Company identifies business segments based on the type of loan serviced: the Automotive segment includes all activities, revenues, and costs associated with the Company's portfolio of Automotive Contracts receivable, and the Medical segment includes all activities, revenues, and costs associated with JMAC's portfolio of Medical Contracts receivable. The Company measures segment profit (loss) as net income (loss) before income taxes.

         The following tables provide financial data by segment for the three months ended March 31, 1999 and March 31, 1998 (in thousands):

                                                   AUTOMOTIVE    MEDICAL     TOTAL
                                                   ----------    -------    --------
 THREE MONTHS ENDED MARCH 31, 1999
 -----------------------------------
 Finance charges ...............................       $1,033      $  617      $1,650
 Other revenue .................................           --         745         745
 Less:  intersegment income ....................           --        (138)       (138)
                                                   ----------    --------   ---------
 Revenue from external customers ...............       $1,033      $1,224      $2,257
                                                   ==========    ========   =========

 Interest expense ..............................       $  243      $  411      $  654
 Less:  intersegment expense ...................         (138)         --        (138)
                                                   ----------    --------   ---------
 Reported interest expense .....................       $  105      $  411      $  516
                                                   ==========    ========   =========

 Provision for credit losses ...................       $   --      $  150      $   150
 Depreciation and amortization .................       $  378      $   58      $   436
 Loss before income taxes ......................       $ (468)     $ (218)     $  (686)

                JAYHAWK ACCEPTANCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - SEGMENT INFORMATION (CONTINUED)

                                                   AUTOMOTIVE  MEDICAL    TOTAL
                                                   ---------   -------    ------
 THREE MONTHS ENDED MARCH 31, 1998
 ----------------------------------
 Finance charges ...............................    $3,823      $  555    $4,378
 Other revenue .................................        42       1,025     1,067
 Less:  intersegment income ....................        --        (151)     (151)
                                                   -------      ------    ------
 Revenue from external customers ...............    $3,865      $1,429    $5,294
                                                   =======      ======    ======

 Interest expense ..............................    $  798      $  378    $1,176
 Less:  intersegment expense ...................      (151)         --      (151)
                                                    ------      ------    ------
 Reported interest expense .....................    $  647      $  378    $1,025
                                                    ======      ======    ======

 Provision for credit losses ...................    $   --      $   --    $   --
 Depreciation and amortization .................    $  480      $   84    $  564
 Income (loss) before income taxes..............    $  573      $ (257)   $  316


NOTE 4 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                     ------------------------------------------
                                                                           1999                   1998
                                                                     ------------------     -------------------
     Numerator:
       Net income (loss) .....................................              $  (686,000)            $   316,000
                                                                     ==================     ===================

    Denominator:
       Denominator for basic earnings per
        share - weighted average shares ......................               27,785,326              27,785,326

       Effect of dilutive securities:
        Stock options ........................................                       --                      --
                                                                     ------------------     -------------------
       Dilutive potential common shares ......................                       --                      --

       Denominator for diluted earnings per
        share - adjusted weighted average shares
        and assumed conversions ..............................               27,785,326              27,785,326
                                                                     ==================     ===================

    Basic and diluted net income (loss) per share ............              $     (0.02)            $      0.01
                                                                     ==================     ===================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     TOTAL REVENUE. Total revenue decreased from $5.3 million for the three months ended March 31, 1998 to $2.3 million for the same period in 1999, a decrease of $3.0 million or 56.6%. The decrease was due to a $2.8 million, or 73.3%, decrease in revenues attributable to the Company's automobile finance program coupled with a $0.2 million, or 14.3%, decrease in revenues attributable to JMAC's elective health care program. JMAC incurred losses of approximately $218,000 in the three months ended March 31, 1999, and the Company anticipates that, at its current level of operations, JMAC will continue to incur losses until JMAC obtains additional financing. The Company is currently reviewing possible expense reductions in an attempt to reduce these losses. However, there can be no assurance that any such expense reductions can be implemented or, if implemented, will have the effect of materially improving JMAC's results of operations. See "--Liquidity and Capital Resources". The decrease in total revenue reflects decreased finance charges and provider fees.

     The decrease in finance charges resulted primarily from the overall reduction of the Company's portfolio of automotive installment sale contracts ("Automotive Contracts") as existing Automotive Contracts are repaid. The Company's Automotive Contracts receivable, net of allowance for credit losses, decreased from $35.8 million at March 31, 1998 to $13.6 million at March 31, 1999, a decrease of $22.2 million or 62.0%. Finance charges from Automotive Contracts decreased from $3.8 million for the three months ended March 31, 1998 to $1.0 million for the same period in 1999, a decrease of $2.8 million or 73.7%. The total dollar amount of non-accrual Automotive Contracts as a percentage of Automotive Contracts receivable increased from 65.4% at March 31, 1998 to 86.5% at March 31, 1999. Due to the discontinuation of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included in its portfolio will increase, resulting in an increase in non-accrual Automotive Contracts as a percentage of Automotive Contracts receivable.

     Finance charges from medical procedure installment sale contracts ("Medical Contracts" and, together with Automotive Contracts, "Contracts") increased from $556,000 for the three months ended March 31, 1998 to $617,000 for the same period in 1999. Although the Company's Medical Contracts receivable, net of allowance for credit losses, decreased from $12.9 million at March 31, 1998 to $12.2 million at March 31, 1999, the average annualized yield on the portfolio of Medical Contracts increased from 12.2% for the first quarter of 1998 to 16.1% for the first quarter of 1999. This increase results primarily from a decrease in the relative amount of non-accrual Medical Contracts included in the Company's portfolio of Medical Contracts during the first quarter of 1999 compared to the same period in 1998. The total dollar amount of non-accrual Medical Contracts as a percentage of Medical Contracts receivable decreased from 24.0% at March 31, 1998 to 19.4% at March 31, 1999. This decrease is due to the refinement of underwriting standards beginning the second half of 1997 and the write-off in 1998 of non-accrual Medical Contracts originated during 1997.

     Provider fees decreased from $0.9 million for the three months ended March 31, 1998 to $0.6 million for the three months ended March 31, 1998, a decrease of $0.3 million or 33.3%. This decrease is the result of lower volumes of new Provider enrollments and new loan originations in the second half of 1998 and the first quarter of 1999 as JMAC continued its search for additional financing and evaluated strategic alternatives. See "--Liquidity and Capital Resources".

     SALES AND MARKETING. Sales and marketing expenses decreased from $0.7 million for the three months ended March 31, 1998 to $0.3 million for the same period in 1999 and decreased as a percentage of total revenue from 14.1% for the three months ended March 31, 1998 to 12.5% for the three months ended March 31, 1999. All sales and marketing expenses incurred relate to JMAC's elective health care program. The decrease in sales and marketing expenses results primarily from the curtailment of television and print advertising in favor of banner advertising on internet websites.

     OPERATING EXPENSES. Operating expenses decreased from $3.2 million for the three months ended March 31, 1998 to $2.0 million for the same period in 1999, a decrease of $1.2 million or 37.5%, but increased as a percentage of total revenue from 60.5% for the first quarter of 1998 to 88.4% for the first quarter of 1999. The dollar decrease in operating expenses was due to a decrease of $1.2 million, or 49.5%, in operating expenses attributable to the Company's automobile finance program. The increase in operating expenses as a percentage of total revenue is primarily attributable to the reduction of revenue as a result of the overall reduction of the Company's Automotive Contract portfolio as existing Automotive Contracts are repaid.

     PROVISION FOR CREDIT LOSSES. The Company provided $150,000 for credit losses for the three months ended March 31, 1999 related to its portfolio of Medical Contracts. See "--Credit Loss Policy".

     INTEREST EXPENSE. Interest expense decreased from $1.0 million during the first quarter of 1998 to $0.5 million during the same period in 1999. The decrease was due primarily to the retirement of debt secured by the Company's portfolio of Automotive Contracts.

     INCOME TAXES. Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was 0% for the three-month periods ended March 31, 1999 and March 31, 1998.


MEDICAL CONTRACTS RECEIVABLE

     Medical Contracts receivable, net consist of the following (in thousands):

                                                           MARCH 31,    DECEMBER 31,
                                                             1999           1998
                                                      ---------------   --------------
                                                        (UNAUDITED)
Gross installment contracts receivable                        $16,870          $16,636
Unearned finance charges                                       (1,344)          (1,220)
Deferred loan origination fees                                   (956)            (841)
                                                      ---------------   --------------
Medical Contracts receivable                                   14,570           14,575
Allowance for credit losses                                    (2,345)          (2,501)
                                                      ---------------   --------------
Medical Contracts receivable, net                             $12,225          $12,074
                                                      ===============   ==============


AUTOMOTIVE CONTRACTS RECEIVABLE

     Automotive Contracts receivable, net consist of the following (in thousands):

                                                         MARCH 31,     DECEMBER 31,
                                                          1998             1998
                                                       -------------   ------------
                                                         (UNAUDITED)
Gross installment contracts receivable                      $ 30,742        $ 35,079
Unearned finance charges                                      (3,461)         (3,894)
                                                      --------------   -------------
Automotive Contracts receivable                               27,281          31,185
Allowance for credit losses                                  (13,686)        (14,490)
                                                      --------------   -------------
Automotive Contracts receivable, net                        $ 13,595        $ 16,695
                                                      ==============   =============


CREDIT LOSS POLICY

     The level of unrecovered acquisition payments and the possible impact of economic conditions on the creditworthiness of obligors are given major consideration in determining the adequacy of the allowance for credit losses. Credit loss experience, changes in the character, size and age of the Company's overall installment contracts portfolio, and management's judgment are other factors used in assessing the overall adequacy of the resulting provision for credit losses. Ultimate losses may vary from current estimates, and the amount of the provision, which is a current expense, may be either greater or less than the actual charge-offs. See the 1998 10-K.

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

     The total dollar amount of non-accrual Automotive Contracts as a percentage of Automotive Contracts receivable was approximately 86.5% and 65.4% at March 31, 1999 and March 31, 1998, respectively. The total dollar amount of non-accrual Medical Contracts as a percentage of Medical Contracts receivable was approximately 19.4% and 24.0% at March 31, 1999 and March 31, 1998, respectively. Due to the discontinuation of Automotive Contract purchases, the Company anticipates that the average age of the Automotive Contracts included in its portfolio will increase, resulting in an increase in non-accrual contracts as a percentage of the total number and amount of Automotive Contracts included in the Company's portfolio. Contract balances on which no material payment has been received for a significant period of time (in no event greater than one year) are charged-off against the related allowance for credit losses.

     The following tables set forth certain information regarding charge-offs, the provision for credit losses, and the allowance for credit losses for the periods indicated (dollars in thousands):

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                  -------------------------------------------
                                                                          1999                    1998
                                                                  -------------------     -------------------
Gross installment contracts receivable charged-off                             $1,187                 $36,588
 Charged against unearned finance charges                                         127                   1,804
 Charged against allowance for credit losses                                    1,060                  34,784

Provision for credit losses                                                       150                      --

                                                                                     MARCH 31,
                                                                  -------------------------------------------
                                                                        1998                        1997
                                                                  -------------------           -------------
As a % of gross installment contracts receivable:
Allowance for credit losses                                                      33.7%                   48.6%

As a % of installment contracts receivable:
 Allowance for credit losses                                                     38.3%                   55.7%
Net charge-offs against allowance for credit losses                               6.6%                   31.6%


LIQUIDITY AND CAPITAL RESOURCES

     On February 7, 1997, the Company (excluding subsidiaries) filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Petition") in the Northern District of Texas (the "Chapter 11 Proceeding"). The Company's Plan of Reorganization ("Plan") was confirmed effective October 21, 1997. The Company will rely upon collections on its existing Automotive Contracts for liquidity to meet Plan obligations. At projected levels of collections, the funds available for purposes other than meeting Plan obligations will be very limited. There can be no assurance that collections ultimately realized from Automotive Contracts will be sufficient to meet Plan obligations, and any failure to meet Plan obligations could have a material adverse effect on the Company.

     While JMAC was not a party to the Company's Chapter 11 Petition, it was adversely affected by the Chapter 11 Proceeding. JMAC had loaned approximately $7.1 million to the Company ("JMAC Loan") prior to the Company's filing of the Chapter 11 Petition, and the Bankruptcy Court prohibited the Company from providing JMAC with any cash to finance its activities, including any repayment of such loan, prior to confirmation of the Plan.

     Obligations to the Company's revolving lender, other secured creditors, and unsecured trade creditors aggregating approximately $41.6 million on October 21, 1997, plus interest as required, have been paid in full in accordance with the terms of the Plan. The Plan allows the Company to defer some or all of the scheduled payments to unsecured creditors, including automotive dealers ("Dealers") and JMAC in order to ensure the adequacy of its working capital after a scheduled payment. As collections on its Automotive Contracts since October 1997 have been lower than contemplated by the Plan, the Company deferred approximately $3.9 million of the $4.6 million originally scheduled for payment to JMAC and settling Dealers through September 30, 1998. At March 31, 1999, the Company continues to owe approximately $6.9 million to Dealers (including an estimated $2.4 million to nonsettling Dealers) and approximately $6.2 million to JMAC, which amounts are generally due in quarterly installments through December 1999. The Plan also allows the Company to defer some or all of future scheduled payments. Based on current projected levels of collections on its Automotive Contracts, the Company expects to defer some of the future scheduled payments to the Dealers and JMAC into the year 2000. See the 1998 10-K.

     Additionally, after commencement of the Chapter 11 Proceeding, JMAC's revolving credit lender refused to make any further advances under JMAC's revolving credit facility. To fund JMAC's operations, Mr. Carl Westcott, the Company's largest shareholder, provided approximately $12.3 million of financing to JMAC between January 30, 1997 and September 30, 1997 (including the $5 million of proceeds from Mr. Westcott's purchase of 50,000 shares of JMAC preferred stock which was subsequently exchanged for 3,855,555 shares of the Company's Common Stock). Furthermore, at the request of JMAC's revolving credit lender, Mr. Westcott purchased the revolving credit promissory note evidencing the $13.5 million principal amount of indebtedness outstanding under the facility.

     On November 12, 1997 Mr. Westcott agreed to consolidate and extend the maturities of the notes evidencing his loans to JMAC. Accordingly, these loans are now evidenced by two notes. The first note is in the original principal amount of $7.1 million ($6.2 million principal balance at March 31, 1999), bears interest at the prime rate and is payable when, and to the extent, any proceeds are received by JMAC with respect to the JMAC Loan, provided that any unpaid principal and interest is due in November 1999. The second note is in the principal amount of $13.7 million, bears interest at the prime rate and is due in November 1999. Additionally, in 1998, Mr. Westcott loaned an additional $400,000 to JMAC, which loan bears interest at the prime rate and is payable on demand. All of these notes are secured by all of the assets of JMAC. Mr. Westcott has advised the Company that he does not intend to provide additional funds to JMAC.

     Since confirmation of the Plan, the Company has sought new sources of debt and equity financing to support the growth of JMAC's operations. JMAC incurred losses of approximately $218,000 in the three months ended March 31, 1999, and the Company anticipates that, at its current level of operations, JMAC will continue to incur losses until JMAC obtains additional financing. The Company is currently reviewing possible expense reductions in an attempt to reduce these losses. However, there can be no assurance that any such expense reductions can be implemented or, if implemented, will have the effect of materially improving JMAC's results of operations. Additionally, as described above, approximately $20.3 million of loans payable by JMAC to Mr. Westcott are due on demand or in November 1999. The failure to refinance this indebtedness would have a material adverse effect on the Company. There can be no assurance that any such financing will be available on terms which are acceptable to the Company, if at all. The Board of Directors appointed a special committee consisting of Paul Bass, Committee Chairman, Arthur Hollingsworth and Dr. Kern Wildenthal to assist it in developing, reviewing and structuring a range of strategic alternatives intended to maximize the value of JMAC to the Company, including the possible sale of all or part of JMAC. The special committee has engaged the investment banking firm of Hoak Breedlove Wesneski & Co. to assist in connection with the strategic review. There can be no assurances, however, of the outcome of the strategic review.


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


STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere herein, including the matters relating to the Plan and any beliefs with respect thereto, financial projections and the Year 2000, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include the recoverability of amounts paid for Contracts, the delinquency and default rates with respect to the Contracts included in the Company's portfolio, the impact of competitive services and products, changes in market conditions, JMAC's limited operating history, the impact of changes in regulation or litigation, the management of growth, risks associated with technology and other risks described herein. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits:

                    Exhibit Number      Description
                    --------------      -----------

                    27                  Financial Data Schedule

          (b)  Reports on Form 8-K

                    The Company filed a Current Report on Form 8-K dated February 16, 1999 in accordance with Item 4. Changes in Registrant's Certifying Accountant of Form 8-K.

                                  SIGNATURES
                                  -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JAYHAWK ACCEPTANCE CORPORATION



Date:  May 14, 1998             By:  /s/ Philip E. Falcosky
                                     ---------------------------------------
                                     Philip E. Falcosky
                                     Controller and Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


       Exhibit Number                   Description
       --------------                   -----------

             27                Financial Data Schedule